Form 10-Q
period 2021-03-31
BioAtla, Inc.
filed 2021-05-12
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39787

BIOATLA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1922320
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11085 Torreyana Road, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 558-0708

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BCAB	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 10, 2021, the number of shares of the registrant’s common stock outstanding was 32,171,560 and the number of shares of the registrant’s Class B common stock outstanding was 1,492,059.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$221,199	$238,605
Prepaid expenses and other current assets	3,383	2,076
Total current assets	224,582	240,681
Property and equipment, net	4,351	4,102
Other assets	154	154
Total assets	$229,087	$244,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,331	$12,068
Current portion of deferred rent	393	387
Current portion of deferred revenue	19,806	19,806
Total current liabilities	30,530	32,261
Long-term accrued interest	6	5
Deferred rent, less current portion	1,953	2,015
Other debt	682	682
Total liabilities	33,171	34,963
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020 and 2019; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2021 and December 31, 2020; 32,171,560 shares issued and outstanding at March 31, 2021 and December 31, 2020	3	3
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at March 31, 2021 and December 31, 2020; 1,492,059 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	305,531	300,888
Accumulated deficit	(109,618)	(90,917)
Total stockholders’ equity	195,916	209,974
Total liabilities and stockholders’ equity	$229,087	$244,937

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$—	$89
Operating expenses:
Research and development expense	10,423	1,661
General and administrative expense	8,374	(463)
Total operating expenses	18,797	1,198
Loss from operations	(18,797)	(1,109)
Other income (expense):
Interest income	98	5
Interest expense (includes related party amounts of $0 and $59, respectively)	(2)	(547)
Change in fair value of derivative liability	—	47
Total other income (expense)	96	(495)
Consolidated net loss and comprehensive loss	$(18,701)	$(1,604)
Net loss per common share, basic and diluted (1)	$(0.56)
Weighted-average shares of common stock outstanding, basic and diluted (1)	33,663,619

(1) For the three months ended March 31, 2020, the Company determined that the attribution of pre-Corporate Reorganization net losses based on the post-Corporate Reorganization capital structure would not meaningfully represent the economic rights of the unit holders. As a result, the Company presents net loss per share information only for the period subsequent to the Corporate Reorganization. (see Note 1).

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	32,171,560	$3	1,492,059	$—	$300,888	$(90,917)	$209,974
Stock-based compensation	—	—	—	—	4,643	—	4,643
Net loss	—	—	—	—	—	(18,701)	(18,701)
Balance at March 31, 2021	32,171,560	$3	1,492,059	$—	$305,531	$(109,618)	$195,916

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(18,701)	$(1,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309	216
Change in fair value of derivative liability	—	(47)
Change in fair value of profits interest liability	—	(5,703)
Stock-based compensation	4,643	—
Non-cash interest	—	167
Deferred rent	(56)	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,307)	414
Accounts payable and accrued expenses	117	2,480
Accrued interest	1	379
Deferred revenue	—	(89)
Net cash used in operating activities	(14,994)	(3,814)
Cash flows from investing activities
Purchases of property and equipment	(501)	(20)
Net cash used in investing activities	(501)	(20)
Cash flows from financing activities
Proceeds from issuance of convertible debt	—	500
Payment of initial public offering costs	(1,911)	—
Net cash provided by (used in) financing activities	(1,911)	500
Net decrease in cash and cash equivalents	(17,406)	(3,334)
Cash and cash equivalents, beginning of period	238,605	3,704
Cash and cash equivalents, end of period	$221,199	$370
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$74	$155

See accompanying notes.

BioAtla, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

BioAtla, LLC was formed in Delaware in March 2007 and converted to a Delaware corporation in July 2020 as part of the Corporate Reorganization defined and described below, and was renamed BioAtla, Inc. (the “Company”). The Company has a proprietary platform for creating biologics, including its conditionally active biologics (“CAB” or “CABs”). CABs have been designed to be active only under certain conditions found in diseased tissue, while remaining inactive in normal tissue. The Company is currently in clinical development of its two lead CAB antibody drug conjugates (“CAB ADC”) targeting AXL and ROR2 receptors.

Corporate Reorganization and Series D Financing

In July 2020, BioAtla, LLC completed a series of transactions (the “Corporate Reorganization”) in connection with the conversion from a limited liability company into a Delaware corporation, the spin-off of Himalaya Therapeutics SEZC, and the completion of a Series D convertible preferred stock financing. The Corporate Reorganization involved the formation of Himalaya Parent LLC as a wholly owned subsidiary of BioAtla, LLC and the formation of BioAtla MergerSub LLC, as a wholly owned subsidiary of Himalaya Parent LLC. Under the Agreement and Plan of Merger (the “Merger Agreement”), BioAtla, LLC was merged into and with BioAtla MergerSub LLC, with BioAtla, LLC surviving, and the members of BioAtla, LLC immediately prior to the effective time of the Merger Agreement received membership interests, on a one-for-one basis, of Himalaya Parent LLC as consideration, and the then-outstanding warrants to purchase equity of BioAtla, LLC were converted into warrants to purchase common shares of common stock of BioAtla, Inc. (see Note 6). The Himalaya Parent LLC operating agreement provided identical equity rights for the then outstanding units of BioAtla, LLC. In addition: (i) the membership interests of BioAtla, LLC held by Himalaya Parent LLC were exchanged for 6,220,050 shares of BioAtla, Inc. common stock, (ii) BioAtla, Inc. issued an aggregate of 59,164,808 shares of Series D convertible preferred stock to Himalaya Parent LLC and Himalaya Parent LLC issued an aggregate of 59,164,808 Class D units to the holders of convertible notes of BioAtla, LLC in connection with the conversion of their convertible notes into Class D units of Himalaya Parent LLC (see Note 4), (iii) BioAtla, LLC distributed to Himalaya Parent LLC its equity interests in Himalaya Therapeutics SEZC, a majority-owned subsidiary which is engaged in the development of a set of antibodies in the field of oncology primarily in Greater China, (iv) Himalaya Parent LLC assumed the profits interest liability of BioAtla, LLC (see Note 7) and (v) BioAtla, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to BioAtla, Inc. Following the Corporate Reorganization, Himalaya Parent LLC owned 59,164,808 shares of BioAtla, Inc. Series D convertible preferred stock and 6,220,050 shares of BioAtla, Inc. common stock. As a result of the subsequent sale of 140,626,711 shares of Series D convertible preferred stock to new investors in July 2020 (see Note 6), BioAtla, Inc. is not controlled by Himalaya Parent LLC (see further discussion in “Principles of consolidation and deconsolidation” below). All pre-Corporate Reorganization operations, employees, property, assets and obligations of BioAtla, LLC (exclusive of the profits interest liability and Himalaya Therapeutics SEZC now held by Himalaya Parent LLC) are held by BioAtla, Inc.

Principles of Consolidation and Deconsolidation

Prior to the Corporate Reorganization in July 2020, the consolidated financial statements included the accounts of BioAtla, LLC and those of its majority owned subsidiary Himalaya Therapeutics SEZC that had no material operations. Himalaya Therapeutics SEZC also had a wholly owned subsidiary, Himalaya Therapeutics HK Limited that had no material operations. All intercompany balances were eliminated in consolidation. In connection with the Corporate Reorganization, Himalaya Therapeutics SEZC and Himalaya Therapeutics HK Limited were deconsolidated without material impact to the consolidated financial statements. Subsequent to the Corporate Reorganization, Himalaya Parent LLC does not control, is not under common control with, and is not consolidated by BioAtla, Inc. (see Note 9) and BioAtla, Inc. is a single legal entity with no consolidated variable interest entities ("VIEs") or subsidiaries.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of March 31, 2021, the Company had an accumulated deficit of $109.6 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Management is required to perform a two-step analysis of the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management’s assessment included the preparation of cash flow forecasts resulting in management’s conclusion that there is not substantial doubt about the Company’s ability to continue as a going concern as its current cash and cash equivalents will be sufficient to fund the Company’s operations for a period of at least one year from the issuance date of these unaudited condensed consolidated financial statements.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the SEC on March 24, 2021.

Use of Estimates

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

Income Taxes

In March 2021, the American Rescue Plan (H.R. 1319) was signed into law. This legislation extends and enhances a number of current-law tax incentives for businesses, but also expands the definition of a “covered employee” as defined by Section 162(m)(1) of the Internal Revenue Code. The corporate tax provisions included within the bill are not expected to have a material impact on the Company.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards, consisting of stock options, restricted stock units (“RSUs”) and employee stock purchase plan rights, over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants and employee stock purchase plan rights using the Black-Scholes option pricing model. Prior to the Company’s initial public offering (“IPO”) in December 2020, the fair value of RSUs was based on the estimated fair value of the underlying common stock on the date of grant and, subsequent to the Company’s IPO, the fair value is based on the closing sales price of the Company’s common stock on the date of grant. Equity award forfeitures are recognized as they occur.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of common stock warrants, RSUs, and common stock options outstanding under the Company’s stock option plan.

For the three months ended March 31, 2020, the Company determined that the attribution of pre-Corporate Reorganization net loss based on the post-Corporate Reorganization capital structure would not meaningfully represent the economic rights of the unit holders. As a result, the Company presents net loss per share information only for the period subsequent to the Corporate Reorganization.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalents):

March 31, 2021
Common stock warrants	717,674
Common stock options	641,106
Restricted stock units	1,920,037
ESPP shares	1,512
Total	3,280,329

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid research and development	$1,025	$2,004
Prepaid insurance	2,231	—
Other prepaid expenses and current assets	127	72
Total	$3,383	$2,076

Property and equipment consist of the following (in thousands):

	Useful life (years)	March 31, 2021	December 31, 2020
Furniture, fixtures and office equipment	3 - 7	$1,870	$1,719
Laboratory equipment	5	2,173	1,790
Leasehold improvements	2 - 3	3,687	3,663
		7,730	7,172
Less accumulated depreciation and amortization		(3,379)	(3,070)
Total		$4,351	$4,102

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	$2,505	$2,456
Accrued compensation	833	2,804
Accrued research and development	5,921	4,852
Accrued equity issuance costs	—	1,143
Other accrued expenses	1,072	813
Total	$10,331	$12,068

3. Fair Value Measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of March 31, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

4. Convertible and Other Debt

The Company issued convertible promissory notes between December 2015 and May 2020 totaling $21.8 million, of which $2.0 million was with related parties. The convertible promissory notes accrued interest at 8% per annum with maturity dates of five years after issuance. The convertible promissory notes were settled in connection with the Company’s Series D financing in July 2020. As of March 31, 2021, the Company has $0.7 million outstanding under a promissory note issued pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act. For the three months ended March 31, 2021 and 2020, the Company recognized interest expense related to its outstanding debt of $2,000 and $0.5 million, respectively.

5. Commitments and Contingencies

Operating Lease

In June 2017, as amended in January 2019, the Company entered into a non-cancellable operating lease for its corporate headquarters and laboratory space in San Diego, California. The lease commenced in January 2018, the period the Company gained access to the leased space and began recognizing rent expense. The lease expires in July 2025 and the Company has an option to extend the term of the lease for an additional five years. The lease includes certain rent abatement, rent escalations, tenant improvement allowances and additional charges for common area maintenance and other costs. Rent expense for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.4 million, respectively.

Expected future minimum payments under the non-cancelable operating lease as of March 31, 2021 are as follows (in thousands):

Years ending December 31:	Operating Lease
2021 (9 months)	$1,057
2022	1,555
2023	1,636
2024	1,685
Thereafter	845
$6,778

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

6. Stockholders’/Members' Equity (Deficit)

The statement of members' deficit for the three months ended March 31, 2020 is as follows (in thousands, except unit amounts):

	Class C Preferred Units		Class A Units		Additional Paid-in	Accumulated	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2019	23,968,178	$89,345	54,600,000	$750	$2,295	$(148,354)	$(47)	$(56,011)
Net loss	—	—	—	—	—	(1,604)	—	(1,604)
Balance at March 31, 2020	23,968,178	$89,345	54,600,000	$750	$2,295	$(149,958)	$(47)	$(57,615)

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

2020 Equity Incentive Plan

On October 29, 2020, the Company’s board of directors approved the adoption of the BioAtla, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and approved certain amendments to the 2020 Plan in December 2020. The Company’s stockholders approved the 2020 Plan, as amended, in December 2020. Under the 2020 Plan, the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of March 31, 2021 and December 31, 2020, the total number of common shares reserved for issuance under the 2020 Plan was 6,226,540 and 4,939,678, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares available for awards under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

There was no stock-based compensation expense reported for the three months ended March 31, 2020 as the 2020 Plan was not yet adopted. Stock-based compensation expense for the three months ended March 31, 2021 has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

Three Months Ended March 31, 2021
Research and development	$954
General and administrative	3,689
Total	$4,643

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the three months ended March 31, 2021:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2020	1,920,037	$18.00
Granted	—	$—
Vested	—	$—
Outstanding at March 31, 2021	1,920,037	$18.00

As of March 31, 2021, total unrecognized stock-based compensation expense for RSUs was $34.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years. During the three months ended March 31, 2021, the Company modified 138,461 RSU's under the Transition Agreement (See Note 9).

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the three months ended March 31, 2021 (in thousands, except share and per share data and years):

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	615,106	$18.00	9.95	$9,848
Granted	26,000	$46.39
Balance at March 31, 2021	641,106	$19.15	9.60	$20,316
Vested and expected to vest at March 31, 2021	641,106	$19.15	9.60	$20,316
Exercisable at March 31, 2021	-	$—		$—

As of March 31, 2021, total unrecognized stock-based compensation cost for unvested common stock options was $7.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.7 years. The weighted- average grant date fair value of stock options granted, including the impact of modified awards, during the three months ended March 31, 2021 was $46.39 per share. During the three months ended March 31, 2021, the Company modified 7,747 stock options under the Transition Agreement (See Note 9).

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, including the impact of modified awards, were as follows:

Three Months Ended March 31, 2021
Expected volatility	76.40%
Risk-free interest rate	0.52%
Expected dividend yield	0.0%
Expected term	4.77 years

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

Employee Stock Purchase Plan

In December 2020, the Company’s board of directors and stockholders approved the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of March 31, 2021 and December 31, 2020, a total of 833,993 shares and 464,829 shares, respectively, of common stock were reserved for issuance under the ESPP. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). In February 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2021 was immaterial.

Common Stock Warrants

Upon adoption of ASU No. 2018-07 on October 1, 2020, the measurement date of the warrants described below became fixed in accordance with the guidance, and such fair value was nominal since the warrants were deeply out-of-the-money. As of March 31, 2021 all the common stock warrants below are exercisable and expire as follows:

Outstanding and Exercisable	Exercise Price per Share	Expiration Date
566,586	$88.25	December 17, 2021
151,088	$132.37	March 12, 2022
717,674

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	March 31, 2021	December 31, 2020
Warrants for the purchase of common stock	717,674	717,674
Common stock options and restricted stock units issued and outstanding	2,561,143	2,535,143
Awards available for future issuance under the 2020 Plan	3,665,397	2,404,535
Awards available for future issuance under the ESPP	833,993	464,829
Total common stock reserved for future issuance	7,778,207	6,122,181

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

The allocation of equity-based compensation for all Class B units is as follows (in thousands):

Three Months Ended March 31, 2020
Research and development	$(2,523)
General and administrative	(3,180)
Total	$(5,703)

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

Under the BeiGene Collaboration the Company would co-develop the CAB-CTLA-4 antibody to reach defined early clinical objectives (“POC Milestone”), whereby the Company would perform the development activities (“Development Services”) and BeiGene would reimburse the Company for a portion of the costs incurred by the Company for these Development Services subsequent to the filing of an Investigational New Drug Application (“IND”). Following the POC Milestone, BeiGene would then lead the parties’ joint efforts to develop the product candidate and be responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, BeiGene will hold a co-exclusive license with the Company to develop and manufacture the product candidate globally and an exclusive license to commercialize the product candidate globally. BeiGene will be responsible for all costs of development, manufacturing and commercialization in China, parts of the Middle East and Asia (excluding Japan), Australia and New Zealand (the “BeiGene Territory”), and the parties would share development and manufacturing costs and commercial profits and losses upon specified terms in the rest of the world that are not part of the BeiGene Territory (the “ROW”).

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

Under the Amended BeiGene Collaboration, the Company’s amended performance obligation is satisfied at a point in time determined to be when BeiGene has received the know-how and master cell bank for BA3071. Until then BeiGene cannot benefit from the ability to further develop and manufacture the BA3071 candidate. Under the original collaboration agreement, the Company recognized revenue over time using an input method based on actual costs incurred compared to estimated total costs expected to be incurred to fulfill its performance obligation to perform development services.

For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $0 and $0.1 million, respectively, related to the BeiGene collaboration. As of March 31, 2021 and December 31, 2020, the Company had $19.8 million of related deferred revenue which was classified as current. The deferred revenue is expected to be earned upon transfer of the know-how and master cell bank within the next twelve months.

9. Related party transactions

Biotech Investment Group, LLC

Prior to the Corporate Reorganization, Biotech Investment Group, LLC (“BIG”), was a principal owner, related party of the Company and affiliated with Biotech Investment Group II LLC (“BIG II”). Subsequent to the Corporate Reorganization, BIG is no longer a principal owner and, as a result, neither BIG nor its affiliates are related parties of the Company.

Biotech Investment Group II LLC

For the three months ended March 31, 2020, the Company recognized interest expense (including amortization of debt discounts) of $20,000 related to an outstanding convertible promissory note payable to BIG II. The convertible promissory note payable to BIG II was settled in connection with the Corporate Reorganization in July 2020.

Dr. Jay Short and Carolyn Anderson Short

Convertible Promissory Notes

For the three months ended March 31, 2020, the Company recognized interest expense (including amortization of debt discounts) of $39,000 related to outstanding convertible promissory notes payable to Dr. Jay Short and Carolyn Anderson Short. The convertible promissory notes payable to Dr. Jay Short and Carolyn Anderson Short were settled in connection with the Corporate Reorganization in July 2020.

Transition Agreement

On March 18, 2021, the Company and Carolyn Anderson Short, its co-founder and Chief of Intellectual Property & Strategy, mutually agreed that Ms. Short would depart the Company on May 31, 2021 following an agreed upon transition period. The Transition Agreement provides for the following severance benefits in exchange for a release of claims by Ms. Short: (i) a lump sum payment equal to eighteen (18) months of Ms. Short’s current base salary, (ii) a payment at her targeted bonus rate for 2021, pro-rated to the separation date, and (iii) accelerated full vesting of her equity awards including 7,747 stock options and 138,461 restricted stock units. The modification of these equity awards resulted in an incremental fair value of $7.0 million which will be recognized on a straight-line basis over the transition service period. For the three months ended March 31, 2021, the Company recognized $0.2 million related to the lump sum salary payment and target bonus, and a $1.0 million non-cash charge related to the modified equity awards.

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of March 31, 2021 and December 31, 2020, the Company had not made any matching contributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 24, 2021. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report, and the caption “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

In July 2020, BioAtla, LLC completed a series of transactions, or the Corporate Reorganization, in connection with which it converted from a limited liability company into a Delaware corporation, spun-off Himalaya Therapeutics SEZC, and completed a Series D convertible preferred stock financing. Following the Corporate Reorganization, BioAtla, Inc. continued to hold all operations, employees, property and assets of BioAtla, LLC (excluding Himalaya Therapeutics SEZC) and assumed all of the obligations of BioAtla, LLC (exclusive of the profits interest liability related to awards granted under BioAtla, LLC’s profits interest plan). In addition, following the Corporate Reorganization, BioAtla, Inc. is a single legal entity with no consolidated variable interest entities, or VIEs, or subsidiaries. The condensed consolidated financial statements discussed in this section and included in Item 1 of this Quarterly Report on Form 10-Q are those of BioAtla, LLC and its consolidated subsidiaries prior to the Corporate Reorganization and those of BioAtla, Inc. subsequent to the Corporate Reorganization.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $18.7 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $109.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

Through the date of our initial public offering, or IPO, in December 2020, we had funded our operations primarily through the receipt of $71.0 million from our collaboration agreements, $27.6 million from the issuance of convertible debt and $138.3 million from the issuance of equity securities. In December 2020, we completed our IPO in which we sold 12,075,000 shares of our common stock at the IPO price to the public of $18.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares, for aggregate cash proceeds of $217.4 million. We incurred $19.0 million of issuance costs in connection with our IPO. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock converted into 13,876,510 shares of our common stock and 1,492,059 shares of our Class B common stock. As of March 31, 2021, our cash and cash equivalents totaled approximately $221.2 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations at least through the end of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

We did not recognize any revenue for the three months ended March 31, 2021 and for the three months ended March 31, 2020 we recognized revenue only from our collaboration with BeiGene.

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

We expense research and development costs in the periods in which they are incurred. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and services are performed.

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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalent balances. Our interest income has not been significant to date, but we expect interest income to increase as we invest the net proceeds from our IPO.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$—	$89	$(89)
Operating expenses:
Research and development	10,423	1,661	8,762
General and administrative	8,374	(463)	8,837
Total operating expenses	18,797	1,198	17,599
Loss from operations	(18,797)	(1,109)	(17,688)
Other income (expense):
Interest income	98	5	93
Interest expense	(2)	(547)	545
Change in fair value of derivative liability	—	47	(47)
Total other income (expense)	96	(495)	591
Consolidated net loss and comprehensive loss	$(18,701)	$(1,604)	$(17,097)

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2021 and 2020 consisted of revenue recognized under our collaboration with BeiGene. BeiGene collaboration revenue decreased to $0 for the three months ended March 31, 2021 from $0.1 million for the three months ended March 31, 2020. Under the amended collaboration agreement with BeiGene, the remaining $19.8 million of deferred revenue is expected to be earned upon transfer of the know-how and materials to BeiGene related to the manufacture of BA3071.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
External expenses:
BA3011 (AXL-ADC)	$4,573	$879	$3,694
BA3021 (ROR2-ADC)	1,328	924	404
Other CAB Programs	1,720	632	1,088
Total external expenses	7,621	2,435	5,186
Personnel and related	1,233	1,150	83
Equity-based compensation	954	(2,523)	3,477
Facilities and other	615	599	16
Total research and development expenses	$10,423	$1,661	$8,762

Research and development expenses were $10.4 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $8.8 million was primarily driven by a $5.3 million increase in external costs due to manufacturing for our clinical candidates and ongoing clinical development for both BA3011 and BA3021, a $2.5 million increase related to 2020 fair value adjustments to units issued under our former profits interest plan and a $1.0 million increase in stock-based compensation due to awards issued in connection with our IPO.

General and Administrative Expense

General and administrative expenses were $8.4 million and $(0.5) million for the three months ended March 31, 2021 and 2020, respectively. The increase of $8.9 million was primarily driven by a $3.7 million increase in stock-based compensation due to awards issued in connection with the IPO and for new employees, a $3.2 million increase in equity-based compensation related to 2020 fair value adjustments to units issued under our former profits interest plan, a $0.7 million increase in insurance expense, a $0.6 million increase in professional fees related to accounting and audit services, a $0.5 million increase in personnel related expenses as we expanded our administrative functions in support of our development activities, a $0.2 million increase in other expenses including corporate franchise taxes and a $0.1 million increase in depreciation expense. These increases were offset by a $0.1 million decrease in travel related expense.

Interest Income

Interest income was $98,000 and $5,000 for the three months ended March 31, 2021 and 2020, respectively. The increase of $93,000 was primarily due to interest income on the proceeds we received in the IPO.

Interest Expense

Interest expense was $2,000 and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $0.5 million was primarily due to reduced interest expense as a result of the settlement of all of our convertible debt in July 2020.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0 and $47,000 for the three months ended March 31, 2021 and 2020, respectively. The decrease of $47,000 was primarily due to the settlement of all of our convertible debt, and related embedded derivatives, in July 2020.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had cash and cash equivalents of $221.2 million.

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

Cash flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,994)	$(3,814)
Investing activities	(501)	(20)
Financing activities	(1,911)	500
Net decrease in cash and cash equivalents	$(17,406)	$(3,334)

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $15.0 million, which consisted of a consolidated net loss of $18.7 million, a net change of $1.2 million in our operating assets and liabilities and $4.9 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $0.1 million and an increase in prepaid expenses and other assets of $1.3 million. The non-cash transactions primarily consisted of $4.6 million of stock-based compensation related to the issuance of RSUs and stock options in the fourth quarter of 2020 and non-cash charges of $0.3 million related to depreciation and amortization, offset by a $0.1 million of deferred rent.

Net cash used in operating activities for the three months ended March 31, 2020 was $3.8 million, which consisted of a consolidated net loss of $1.6 million and a net change of $3.2 million in our net operating assets and liabilities, and $5.4 million in non-cash transaction. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $0.4 million, an increase in accounts payable and accrued expenses of $2.5 million and an increase in accrued interest of $0.4 million on our outstanding convertible debt. The $5.4 million change in non-cash transactions primarily consisted of a decrease in the profits interest liability of $5.7 million primarily due to a decrease in the fair value of the underlying awards and $0.1 million related to the change in fair value of our derivative liability and deferred rent, offset by non-cash charges of $0.2 million related to depreciation and amortization and $0.2 million of non-cash interest.

Cash Used in Investing Activities

Cash used in investing activities was $0.5 million and $20,000 for the three months ended March 31, 2021 and 2020, respectively, related to the purchase of property and equipment.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2021, which consisted primarily of our payment of initial public offering costs.

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2020, which consisted primarily of proceeds from the issuance of convertible notes.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various claims and suits arising in the ordinary course of business. We are not currently a party to any legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $35.9 million and $29.8 million for the years ended December 31, 2020 and 2019, respectively. For the three months ended March 31, 2021 our net loss was $18.7 million. As of March 31, 2021, we had an accumulated deficit of $109.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

As of March 31, 2021, we had approximately $221.2 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations at least through the end of 2022. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash and cash equivalents to fund the research and development of our product candidates and development programs, and to fund working capital and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of BA3011 and BA3021, and we plan to work with our partner BeiGene to initiate Phase 1 trials of BA3071 in 2021 with various other product candidates in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. In addition, the FDA may not agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for BA3011 in treatment-refractory sarcoma patients and PD-1 refractory NSCLC patients. The FDA has reviewed the trial designs, but has not opined on whether the Phase 2 clinical trials will in fact be sufficient to support regulatory approval. However, the FDA is expected to consider this further at the interim data review point. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including:

•
delays in our clinical trials resulting from factors including those related to the COVID-19 pandemic;
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

Although we do not believe competing companies have selective CAB technology, there is a wide array of activity in multiple areas of immune-based cellular therapies for oncology including CAR-T and T-cell receptor therapies. Certain companies are also pursuing antibody therapies in immuno-oncology, ADCs and various prodrug biologic products designed to be preferentially activated at tumor sites. There are several FDA approved ADC products and several companies in various stages of clinical development of ADCs mostly directed at oncology indications, a key feature of our product candidates BA3011 and BA3021. There are also companies developing technologies designed to deliver biologics and chemotherapeutic agents with some targeting capabilities. In addition, if any of our product candidates are approved in oncology indications, they may compete with existing biologics and small molecule therapies, or may be used in combination with existing therapies. There are also many other therapies under development that are intended to treat the same cancers that we are targeting or may target with our CAB platform, including through approaches that could prove to be more effective, have fewer side effects, be cheaper to manufacture, be more convenient to administer or have other advantages over any products resulting from our technologies.

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

For example, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act, or the TCJA. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and oral arguments were held on November 10, 2020, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the Supreme Court has yet to rule on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. We continue to evaluate the effect that the ACA and its possible reform, repeal and replacement has on our business and exclusivity under the BPCIA. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

There may be significant delays in obtaining reimbursement for newly-approved drugs or therapeutic biologics, and coverage may be more limited than the purposes for which the drug or therapeutic biologic is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for reimbursement does not imply that any drug or therapeutic biologic will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs or therapeutic biologics, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower-cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected, and our ability to commercialize such products, once approved, could be materially impaired.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020 and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 20, 2020, the FDA announced its intention to resume certain domestic on-site inspections, subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In addition, on April 15, 2021, the FDA issued a guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical or is otherwise limited by travel restrictions, but where the FDA determines that a remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacted the U.S. pharmaceutical industry. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the TCJA, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, and oral arguments were held on November 10, 2020, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the Supreme Court has yet to rule on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken. In addition, the CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration’s budget proposal for the fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in future legislation, including, for example, measures to permit

Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Although a number of these and other measures may require additional authorization to become effective, Congress or the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. Moreover, the United Kingdom leaving the European Union could also lead to further legislative and regulatory changes. Further, from January 1, 2021, we will have to comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine and penalize violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, including Jay M. Short, Ph.D., our Chairman and Chief Executive Officer and Scott Smith, our President, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the initiation and completion of our planned clinical trials or the commercialization of product candidates or any future product candidates.

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

In order to successfully implement our development and commercialization plans and strategies, and operate as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We conduct preclinical research and development activities in China through BioDuro, which is U.S. owned, but governed by Chinese laws, rules and regulations and have a collaboration with BeiGene, a company headquartered in China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in U.S. or EU legal systems.

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

We, our collaborators or licensees may seek regulatory approval of our product candidates outside of the United States including China, the European Union, Australia, New Zealand, and Japan. We conduct preclinical research and development activities in China through BioDuro, which is U.S. owned, but governed by Chinese laws, and have a collaboration with BeiGene, a company headquartered in China. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees, began restricting non-essential travel. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring. In April 2020, we borrowed $0.7 million under the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security, or CARES Act, as discussed further under “—Liquidity and capital resources.” We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to develop and manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2020, we own or have rights to 266 issued or allowed patents and 226 pending patent applications worldwide. The patent process is expensive and time-consuming, and we may not be able to apply for patents on certain aspects of our product candidates in a timely fashion, at a reasonable cost, in all jurisdictions, or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against granted patents. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted patent claims thus attacked, or may lose the allowed or granted claims altogether. As of May 2021, there is an ongoing patent opposition proceeding regarding our patent EP2 406 399 at the European Patent Office which is related to a version of methods used for evolving and screening potential product candidates. The Opposition Division revoked EP2 406 399 in its decision dated March 10, 2020 and we filed an appeal on July 20, 2020. In addition, we cannot assure you that:

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, sometimes narrowing the scope of patent protection available in certain circumstances, weakening the rights of patent owners in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and the patents we might obtain or license in the future.

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

As of March 31, 2021, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 62.7% of our outstanding common stock. More specifically, Himalaya Parent LLC owns 25.8% of our outstanding common stock, as of March 31, 2021. Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, and Carolyn Anderson Short, our Chief of Intellectual Property and Strategy and Assistant Secretary, are managers of Himalaya Parent LLC and collectively make investment decisions on behalf of Himalaya Parent LLC. The owners of Himalaya Parent LLC include Dr. Short, Ms. Anderson Short, Scott Smith, members of our board of directors, other employees of us and other equity holders of BioAtla, LLC prior to the LLC Conversion.

As a result, Himalaya Parent LLC, Dr. Short, Ms. Anderson Short and our other principal stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

All 12,075,000 shares of common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates” as defined in Rule 144 under the Securities Act, or Rule 144. The resale of the remaining 21,588,619 shares, or approximately 64.1% of our outstanding shares of common stock, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with the initial public offering. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning June 14, 2021, 181 days after the date of our initial public offering. The representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time in their sole discretion and without notice, which would allow for earlier sales of shares in the public market. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act.

Certain holders of our outstanding shares have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, which shares will be able to be sold in the public market upon issuance, subject to applicable securities laws and the lock-up agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

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

As of March 31, 2021, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith
10.1+	Transition Agreement by and between BioAtla, Inc. and Carolyn Anderson Short, dated March 23, 2021.					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statement of Stockholders’ Equity (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)					X

† Furnished and not filed.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 12, 2021	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)