Form 10-Q
period 2021-06-30
BioAtla, Inc.
filed 2021-08-13
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, the number of shares of the registrant’s common stock outstanding was 32,315,301 and the number of shares of the registrant’s Class B common stock outstanding was 1,492,059.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$207,609	$238,605
Prepaid expenses and other current assets	4,722	2,076
Total current assets	212,331	240,681
Property and equipment, net	4,223	4,102
Other assets	154	154
Total assets	$216,708	$244,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,898	$12,068
Current portion of deferred rent	452	387
Current portion of deferred revenue	19,806	19,806
Total current liabilities	36,156	32,261
Long-term accrued interest	8	5
Deferred rent, less current portion	1,839	2,015
Other debt	682	682
Total liabilities	38,685	34,963
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2021 and December 31, 2020; 32,315,301 and 32,171,560 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at June 30, 2021 and December 31, 2020; 1,492,059 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	318,019	300,888
Accumulated deficit	(139,999)	(90,917)
Total stockholders’ equity	178,023	209,974
Total liabilities and stockholders’ equity	$216,708	$244,937

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration and other revenue	$250	$190	$250	$279
Operating expenses:
Research and development expense	14,850	2,923	25,273	4,584
General and administrative expense	15,860	1,787	24,234	1,324
Total operating expenses	30,710	4,710	49,507	5,908
Loss from operations	(30,460)	(4,520)	(49,257)	(5,629)
Other income (expense):
Interest income	80	1	178	6
Interest expense (includes related party amounts of $0 for the three and six months ended June 30, 2021 and $79 and $138 for the three and six months ended June 30, 2020, respectively)	(1)	(754)	(3)	(1,301)
Change in fair value of derivative liability	—	(775)	—	(728)
Extinguishment of convertible debt	—	(174)		(174)
Total other income (expense)	79	(1,702)	175	(2,197)
Consolidated net loss and comprehensive loss	$(30,381)	$(6,222)	$(49,082)	$(7,826)
Net loss per common share, basic and diluted (1)	$(0.90)		$(1.46)
Weighted-average shares of common stock outstanding, basic and diluted (1)	33,678,893		33,671,298

(1) For the three and six months ended June 30, 2020, the Company determined that the attribution of pre-Corporate Reorganization net losses based on the post-Corporate Reorganization capital structure would not meaningfully represent the economic rights of the unit holders. As a result, the Company presents net loss per share information only for the period subsequent to the Corporate Reorganization. (see Note 1).

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended June 30, 2021
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	32,171,560	$3	1,492,059	$—	$305,531	$(109,618)	$195,916
Stock-based compensation expense	—	—	—	—	12,298	—	12,298
Issuance of common stock under equity incentive plans	138,461	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	5,280	—	—	—	190	—	190
Net loss	—	—	—	—	—	(30,381)	(30,381)
Balance at June 30, 2021	32,315,301	$3	1,492,059	$—	$318,019	$(139,999)	$178,023

	Six Months Ended June 30, 2021
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	32,171,560	$3	1,492,059	$—	$300,888	$(90,917)	$209,974
Stock-based compensation expense	—	—	—	—	16,941	—	16,941
Issuance of common stock under equity incentive plans	138,461	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	5,280	—	—	—	190	—	190
Net loss	—	—	—	—	—	(49,082)	(49,082)
Balance at June 30, 2021	32,315,301	$3	1,492,059	$—	$318,019	$(139,999)	$178,023

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(49,082)	$(7,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	636	431
Loss on disposal of property and equipment	4	—
Change in fair value of derivative liability	—	728
Change in fair value of profits interest liability	—	(7,601)
Loss on extinguishment of debt	—	174
Stock-based compensation	16,941	—
Non-cash interest	—	489
Accrued interest	3	813
Deferred rent	(111)	(51)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,646)	389
Accounts payable and accrued expenses	5,716	5,867
Deferred revenue	—	(279)
Net cash used in operating activities	(28,539)	(6,866)
Cash flows from investing activities
Purchases of property and equipment	(736)	(86)
Net cash used in investing activities	(736)	(86)
Cash flows from financing activities
Proceeds from issuance of convertible debt	—	2,750
Proceeds from issuance of PPP loan	—	682
Payment of initial public offering costs	(1,911)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	190	—
Net cash provided by (used in) financing activities	(1,721)	3,432
Net decrease in cash and cash equivalents	(30,996)	(3,520)
Cash and cash equivalents, beginning of period	238,605	3,704
Cash and cash equivalents, end of period	$207,609	$184
Supplemental disclosure of non-cash investing and financing activities
Unpaid deferred financing costs	$—	$95
Property and equipment additions included in accounts payable and accrued expenses	$42	$89

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

Corporate Reorganization and Series D Financing

In July 2020, BioAtla, LLC completed a series of transactions (the “Corporate Reorganization”) in connection with the conversion from a limited liability company into a Delaware corporation, the spin-off of Himalaya Therapeutics SEZC, and the completion of a Series D convertible preferred stock financing. The Corporate Reorganization involved the formation of Himalaya Parent LLC as a wholly owned subsidiary of BioAtla, LLC and the formation of BioAtla MergerSub LLC, as a wholly owned subsidiary of Himalaya Parent LLC. Under the Agreement and Plan of Merger (the “Merger Agreement”), BioAtla, LLC was merged into and with BioAtla MergerSub LLC, with BioAtla, LLC surviving, and the members of BioAtla, LLC immediately prior to the effective time of the Merger Agreement received membership interests, on a one-for-one basis, of Himalaya Parent LLC as consideration, and the then-outstanding warrants to purchase equity of BioAtla, LLC were converted into warrants to purchase common shares of common stock of BioAtla, Inc. (see Note 6). The Himalaya Parent LLC operating agreement provided identical equity rights for the then outstanding units of BioAtla, LLC. In addition: (i) the membership interests of BioAtla, LLC held by Himalaya Parent LLC were exchanged for 6,220,050 shares of BioAtla, Inc. common stock, (ii) BioAtla, Inc. issued an aggregate of 59,164,808 shares of Series D convertible preferred stock to Himalaya Parent LLC and Himalaya Parent LLC issued an aggregate of 59,164,808 Class D units to the holders of convertible notes of BioAtla, LLC in connection with the conversion of their convertible notes into Class D units of Himalaya Parent LLC (see Note 4), (iii) BioAtla, LLC distributed to Himalaya Parent LLC its equity interests in Himalaya Therapeutics SEZC, a then majority-owned subsidiary which is engaged in the development of a set of antibodies in the field of oncology primarily in Greater China, (iv) Himalaya Parent LLC assumed the profits interest liability of BioAtla, LLC (see Note 7) and (v) BioAtla, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to BioAtla, Inc. Following the Corporate Reorganization, Himalaya Parent LLC owned 59,164,808 shares of BioAtla, Inc. Series D convertible preferred stock and 6,220,050 shares of BioAtla, Inc. common stock, all of which were subsequently distributed (the "Distribution") to the members of Himalaya Parent LLC. As a result of the sale of 140,626,711 shares of Series D convertible preferred stock to new investors in July 2020 (see Note 6), BioAtla, Inc. was not controlled by Himalaya Parent LLC and BioAtla, Inc. does not control Himalaya Parent LLC subsequent to the distribution (see further discussion in “Principles of consolidation and deconsolidation” below). All pre-Corporate Reorganization operations, employees, property, assets and obligations of BioAtla, LLC (exclusive of the profits interest liability and Himalaya Therapeutics SEZC now held by Himalaya Parent LLC) are held by BioAtla, Inc. Shares of Series D convertible preferred stock were subsequently converted into common stock as part of the Company's initial public offering ("IPO") in December 2020.

Principles of Consolidation and Deconsolidation

Prior to the Corporate Reorganization in July 2020, the consolidated financial statements included the accounts of BioAtla, LLC and those of its majority owned subsidiary Himalaya Therapeutics SEZC that had no material operations. Himalaya Therapeutics SEZC also had a wholly owned subsidiary, Himalaya Therapeutics HK Limited that had no material operations. All intercompany balances were eliminated in consolidation. In connection with the Corporate Reorganization, Himalaya Therapeutics SEZC and Himalaya Therapeutics HK Limited were deconsolidated without material impact to the consolidated financial statements. Subsequent to the Corporate Reorganization and subsequent to the Distribution as defined and described above, Himalaya Parent LLC does not control, is not under common control with, and is not consolidated by BioAtla, Inc. and BioAtla, Inc. is a single legal entity with no consolidated variable interest entities ("VIEs") or subsidiaries.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of June 30, 2021, the Company had an accumulated deficit of $140.0 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the SEC on March 24, 2021.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards, consisting of stock options, restricted stock units (“RSUs”) and employee stock purchase plan rights, over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants and employee stock purchase plan rights using the Black-Scholes option pricing model. Prior to the Company’s IPO, the fair value of RSUs was based on the estimated fair value of the underlying common stock on the date of grant and, subsequent to the Company’s IPO, the fair value is based on the closing sales price of the Company’s common stock on the date of grant. Equity award forfeitures are recognized as they occur.

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

For the three and six months ended June 30, 2020, the Company determined that the attribution of pre-Corporate Reorganization net loss based on the post-Corporate Reorganization capital structure would not meaningfully represent the economic rights of the unit holders. As a result, the Company presents net loss per share information only for the period subsequent to the Corporate Reorganization.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalents):

June 30, 2021
Common stock warrants	717,674
Common stock options	850,149
Restricted stock units	1,781,576
Total	3,349,399

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid research and development	$2,915	$2,004
Prepaid insurance	1,461	—
Other prepaid expenses and current assets	346	72
Total	$4,722	$2,076

Property and equipment consist of the following (in thousands):

	Useful life (years)	June 30, 2021	December 31, 2020
Furniture, fixtures and office equipment	3 - 7	$1,933	$1,719
Laboratory equipment	5	2,197	1,790
Leasehold improvements	2 - 3	3,687	3,663
Construction in progress		102	—
		7,919	7,172
Less accumulated depreciation and amortization		(3,696)	(3,070)
Total		$4,223	$4,102

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable	$1,283	$2,456
Accrued compensation	2,240	2,804
Accrued research and development	11,743	4,852
Accrued equity issuance costs	—	1,143
Other accrued expenses	632	813
Total	$15,898	$12,068

3. Fair Value Measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of June 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

4. Convertible and Other Debt

The Company issued convertible promissory notes between December 2015 and May 2020 totaling $21.8 million, of which $2.0 million was with related parties. The convertible promissory notes accrued interest at 8% per annum with maturity dates of five years after issuance. The convertible promissory notes were settled in connection with the Company’s Series D financing in July 2020. As of June 30, 2021, the Company had $0.7 million outstanding under a promissory note issued pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act. On July 2, 2021, the Company received notice from its lender that the U.S. Small Business Administration ("SBA") had approved the Company's application for forgiveness and that there was no remaining balance on the PPP Loan. The Company expects to record the forgiveness as other income in July 2021. For the three and six months ended June 30, 2021, the Company recognized interest expense related to its outstanding debt of $1,000 and $3,000, respectively. For the three and six months ended June 30, 2020, the Company recognized interest expense related to its outstanding debt of $0.8 million and $1.3 million, respectively.

5. Commitments and Contingencies

Operating Lease

In June 2017, as amended in January 2019, the Company entered into a non-cancellable operating lease for its corporate headquarters and laboratory space in San Diego, California. The lease commenced in January 2018, the period the Company gained access to the leased space and began recognizing rent expense. The lease expires in July 2025 and the Company has an option to extend the term of the lease for an additional five years. The lease includes certain rent abatement, rent escalations, tenant improvement allowances and additional charges for common area maintenance and other costs. Rent expense for the three and six months ended June 30, 2021 was $0.4 million and $0.8 million, respectively. Rent expense for the three and six months ended June 30, 2020 was $0.5 million and $0.9 million, respectively.

Expected future minimum payments under the non-cancelable operating lease as of June 30, 2021 are as follows (in thousands):

Years ending December 31:	Operating Lease
2021 (6 months)	$741
2022	1,555
2023	1,636
2024	1,685
Thereafter	845
$6,462

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

6. Stockholders’/Members' Equity (Deficit)

The statement of members' deficit for the three months ended June 30, 2020 is as follows (in thousands, except unit amounts):

	Class C Preferred Units		Class A Units		Additional Paid-in	Accumulated	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Capital	Deficit	Interest	Deficit
Balance at March 31, 2020	23,968,178	$89,345	54,600,000	$750	$2,295	$(149,958)	$(47)	$(57,615)
Net loss	—	—	—	—	—	(6,222)	—	(6,222)
Balance at June 30, 2020	23,968,178	$89,345	54,600,000	$750	$2,295	$(156,180)	$(47)	$(63,837)

The statement of members' deficit for the six months ended June 30, 2020 is as follows (in thousands, except unit amounts):

	Class C Preferred Units		Class A Units		Additional Paid-in	Accumulated	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2019	23,968,178	$89,345	54,600,000	$750	$2,295	$(148,354)	$(47)	$(56,011)
Net loss	—	—	—	—	—	(7,826)	—	(7,826)
Balance at June 30, 2020	23,968,178	$89,345	54,600,000	$750	$2,295	$(156,180)	$(47)	$(63,837)

Initial Public Offering and Related Transactions

In December 2020, the Company completed its IPO selling 12,075,000 shares of its common stock at $18.00 per share. Proceeds from the Company’s IPO, net of underwriting discounts and commissions and other offering costs, were $198.3 million. In connection with the IPO, all 199,791,519 shares of convertible preferred stock outstanding at the time of the IPO converted into 13,876,510 shares of the Company’s common stock and 1,492,059 shares of the Company’s Class B common stock.

2020 Equity Incentive Plan

On October 29, 2020, the Company’s board of directors approved the adoption of the BioAtla, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and approved certain amendments to the 2020 Plan in December 2020. The Company’s stockholders approved the 2020 Plan, as amended, in December 2020. Under the 2020 Plan, the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of June 30, 2021 and December 31, 2020, the total number of common shares authorized for issuance under the 2020 Plan was 6,226,540 and 4,939,678, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

There was no stock-based compensation expense reported for the three and six months ended June 30, 2020 as the 2020 Plan was not yet adopted. Stock-based compensation expense for the three and six months ended June 30, 2021 has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Research and development	$1,154	$2,109
General and administrative	11,144	14,832
Total	$12,298	$16,941

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the six months ended June 30, 2021:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2020	1,920,037	$18.00
Vested	(138,461)	$18.00
Outstanding at June 30, 2021	1,781,576	$18.00

As of June 30, 2021, total unrecognized stock-based compensation expense for RSUs was $23.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years. During the six months ended June 30, 2021, the Company modified 138,461 RSU's under the Transition Agreement (See Note 9).

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the six months ended June 30, 2021 (in thousands, except share and per share data and years):

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	615,106	$18.00	9.95	$9,848
Granted	235,043	$44.57
Balance at June 30, 2021	850,149	$25.35	9.48	$15,199
Vested and expected to vest at June 30, 2021	850,149	$25.35	9.48	$15,199
Exercisable at June 30, 2021	7,747	$18.00	0.16	$189

As of June 30, 2021, total unrecognized stock-based compensation cost for unvested common stock options was $12.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.4 years. The weighted- average grant date fair value of stock options granted during the six months ended June 30, 2021 was $28.91 per share. During the six months ended June 30, 2021, the Company modified 7,747 stock options under the Transition Agreement (See Note 9).

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

Six Months Ended June 30, 2021
Expected volatility	74.76%
Risk-free interest rate	0.98%
Expected dividend yield	0.0%
Expected term	5.94 years

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

Employee Stock Purchase Plan

In December 2020, the Company’s board of directors and stockholders approved the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of June 30, 2021 and December 31, 2020, a total of 833,993 shares and 464,829 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). In February 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. The Company's first ESPP purchase transaction occurred on June 30, 2021. During the six months ended June 30, 2021, the Company issued 5,280 shares of common stock under the ESPP. As of June 30, 2021, 828,713 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2021 was immaterial.

Common Stock Warrants

Upon adoption of ASU No. 2018-07 on October 1, 2020, the measurement date of the warrants described below became fixed in accordance with the guidance, and such fair value was nominal since the warrants were deeply out-of-the-money. As of June 30, 2021 all the common stock warrants below are exercisable and expire as follows:

Outstanding and Exercisable	Exercise Price per Share	Expiration Date
566,586	$88.25	December 17, 2021
151,088	$132.37	March 12, 2022
717,674

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	June 30, 2021	December 31, 2020
Warrants for the purchase of common stock	717,674	717,674
Common stock options and restricted stock units issued and outstanding	2,631,725	2,535,143
Awards available for future issuance under the 2020 Plan	3,456,354	2,404,535
Awards available for future issuance under the ESPP	828,713	464,829
Total common stock reserved for future issuance	7,634,466	6,122,181

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

The allocation of equity-based compensation for all Class B units is as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Research and development	$(837)	$(3,360)
General and administrative	(1,061)	(4,241)
Total	$(1,898)	$(7,601)

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

Subject to earlier termination, the BeiGene Collaboration shall remain in effect, on a country-by-country basis until the earlier of ten years following commercial sale or upon such time that the parties cease pursuing commercialization. Unless terminated early, at the expiration date BeiGene retains all licensing rights in the applicable territories. BeiGene may terminate the BeiGene Collaboration at any time after the one-year anniversary of the agreement subject to 90 days written notice, or any time subject to 45 days’ notice if it is determined that the proof of concept ("POC") milestone or technological or scientific feasibility will not be achieved. The BeiGene Collaboration also contains customary provisions for termination by either party, including the event of breach of the BeiGene Collaboration, subject to cure.

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

For the three and six months ended June 30, 2021, the Company did not recognize any revenue related to the collaboration agreement with BeiGene. As of June 30, 2021 and December 31, 2020, the Company had $19.8 million of related deferred revenue which was classified as current. The deferred revenue is expected to be earned upon transfer of the know-how and master cell bank within the next twelve months.

Service Contracts

Prior to developing its own programs, the Company entered into various fixed price research services contracts. In connection with these service contracts, the Company may receive future milestone payments if certain clinical, regulatory and commercialization milestones are achieved. The Company is also eligible to receive royalties based on certain product sales. The Company recognized revenue of $0.3 million, included in Collaboration and Other Revenue, for the three and six months ended June 30, 2021 related to the achievement of a clinical milestone on a fixed price service contract.

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

Biotech Investment Group II LLC

For the three and six months ended June 30, 2020, the Company recognized interest expense (including amortization of debt discounts) of $20,000 and $40,000, respectively, related to an outstanding convertible promissory note payable to BIG II. The convertible promissory note payable to BIG II was settled in connection with the Corporate Reorganization in July 2020.

Dr. Jay Short and Carolyn Anderson Short

Convertible Promissory Notes

For the three and six months ended June 30, 2020, the Company recognized interest expense (including amortization of debt discounts) of $59,000 and $98,000 respectively, related to outstanding convertible promissory notes payable to Dr. Jay Short and Carolyn Anderson Short. The convertible promissory notes payable to Dr. Jay Short and Carolyn Anderson Short were settled in connection with the Corporate Reorganization in July 2020.

Transition Agreement

On March 18, 2021, the Company and Carolyn Anderson Short, its co-founder and former Chief of Intellectual Property & Strategy, mutually agreed that Ms. Short would depart the Company on May 31, 2021 following an agreed upon transition period. The Transition Agreement provides for the following severance benefits in exchange for a release of claims by Ms. Short: (i) a lump sum payment equal to eighteen (18) months of Ms. Short’s current base salary, (ii) a payment at her targeted bonus rate for 2021, pro-rated to the separation date, and (iii) accelerated full vesting of her equity awards including 7,747 stock options and 138,461 restricted stock units. The modification of these equity awards resulted in an incremental fair value of $7.0 million which was recognized on a straight-line basis over the transition service period. For the three and six months ended June 30, 2021, the Company recognized $0.8 million and $1.0 million, respectively, related to the lump sum salary payment and target bonus. The Company also recognized non-cash stock-based compensation charges of $8.4 million and $9.4 million related to the modified equity awards for the three and six months ended June 30, 2021, respectively. No unrecognized stock-based compensation remained as of June 30, 2021.

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of June 30, 2021 and December 31, 2020, the Company had not made any matching contributions.

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

Overview

We are a phase 2 clinical-stage biopharmaceutical company developing our novel class of highly specific and selective antibody-based therapeutics for the treatment of solid tumor cancer. Our CABs capitalize on our proprietary discoveries with respect to tumor biology, enabling us to target known and widely validated tumor antigens that have previously been difficult or impossible to target. Our novel CAB therapeutic candidates exploit characteristic pH differences between the tumor microenvironment and healthy tissue. Unlike healthy tissue, the tumor microenvironment is acidic, and we have designed our antibodies to selectively bind to their targets on tumor cells under acidic pH conditions but not on targets in normal tissues. Our approach is to identify the necessary targeting and potency required for cancer cell destruction, while aiming to eliminate or greatly reduce on-target, off-tumor toxicity—one of the fundamental challenges of existing cancer therapies.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $30.4 million and $49.1 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $140.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates, conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•
advance the clinical development of BA3011;
•
advance the clinical development of BA3021;
•
advance the clinical development of BA3071;

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

Through the date of our initial public offering, or IPO, in December 2020, we had funded our operations primarily through the receipt of $71.0 million from our collaboration agreements, $27.6 million from the issuance of convertible debt and $138.3 million from the issuance of equity securities. In December 2020, we completed our IPO in which we sold 12,075,000 shares of our common stock at the IPO price to the public of $18.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares, for aggregate cash proceeds of $217.4 million. We incurred $19.0 million of issuance costs in connection with our IPO. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock converted into 13,876,510 shares of our common stock and 1,492,059 shares of our Class B common stock. As of June 30, 2021, our cash and cash equivalents totaled approximately $207.6 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations at least through the end of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 caused by a novel strain of coronavirus as a pandemic, which continues to spread throughout the United States and around the world. The worldwide COVID-19 pandemic may affect our ability to complete our current preclinical studies and clinical trials, initiate and complete our planned preclinical studies and clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations. To date, we have only experienced non-material business disruptions, including with respect to any of the clinical trials we are conducting, or impairments of any of our assets as a result of the pandemic. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees, began restricting non-essential travel and temporarily reduced salaries of our employees from March 2020 to July 2020. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring. In April 2020, we borrowed $0.7 million under the Paycheck Protection Program under the CARES Act and we submitted an application for loan forgiveness in June 2021. We were subsequently notified on July 2, 2021 that the U.S. Small Business Association approved our application for loan forgiveness for the full amount of the PPP Loan outstanding. The PPP loan is discussed further under “—Liquidity and capital resources.” We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

In April 2019, we entered into a Global Co-Development and Collaboration Agreement with BeiGene, Ltd. which, as amended in December 2019 and October 2020, provides for the development, manufacturing and commercialization of BA3071. Under the terms of our BeiGene collaboration, BeiGene is generally responsible for developing BA3071 and is responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, BeiGene holds an exclusive license with us to develop and manufacture the product candidate globally. BeiGene is responsible for all costs of development, manufacturing and commercialization globally. At the time of execution of the BeiGene collaboration, we received a $20.0 million upfront payment and in December 2019, we received an additional $5.0 million for the reimbursement of manufacturing costs. We are eligible to receive up to $225.5 million in subsequent development and regulatory milestones globally and commercial milestones in the BeiGene territory, together with tiered royalties, ranging from the high-single digits to the low twenties, on sales worldwide. Pursuant to the terms of the October 2020 amendment, we agreed to transfer certain know-how and materials to BeiGene related to the manufacture of BA3071. We are currently in preliminary discussions with BeiGene regarding the allocation of roles and responsibilities under our Global Co-Development and Collaboration Agreement with BeiGene, including with respect to the initiation of the Phase I trial for BA3071. In addition, we may in the future seek third-party collaborators or joint venture partners for development and commercialization of additional CAB product candidates.

Prior to developing our own programs, the Company received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us.

We recognized $0.3 million in collaboration revenues for the three and six months ended June 30, 2021 from our legacy service contracts. For the three and six months ended June 30, 2020 we recognized $0.2 million and $0.3 million of revenue from our collaboration with BeiGene, respectively.

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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalent balances. Our interest income has not been significant to date and we do not expect any material changes.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding convertible debt, including coupon interest and the amortization of debt discounts, including those related to beneficial conversion features and embedded derivatives. Our interest expense declined subsequent to the settlement of our outstanding convertible debt in July 2020 and the forgiveness of our PPP loan in July 2021.

Change in Fair Value of Derivative Liability

The convertible promissory notes we issued during 2019 and 2020 contained redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period were recorded as a change in the fair value of derivative liability. The embedded derivative liability was recorded at fair value utilizing an income approach that identified the cash flows using a “with-and without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based primarily on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event. We will no longer record changes in the fair value of the derivative liability subsequent to the settlement of the derivative liability in connection with the conversion of our outstanding convertible debt in July 2020.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
(in thousands)
Collaboration revenue	$250	$190	$60
Operating expenses:
Research and development	14,850	2,923	11,927
General and administrative	15,860	1,787	14,073
Total operating expenses	30,710	4,710	26,000
Loss from operations	(30,460)	(4,520)	(25,940)
Other income (expense):
Interest income	80	1	79
Interest expense	(1)	(754)	753
Change in fair value of derivative liability	—	(775)	775
Extinguishment of convertible debt	—	(174)	174
Total other income (expense)	79	(1,702)	1,781
Consolidated net loss and comprehensive loss	$(30,381)	(6,222)	(24,159)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2021 was $0.3 million and consisted of revenue recognized under our legacy service contracts. There was no revenue recognized under our collaboration with BeiGene during the three months ended June 30, 2021. Collaboration revenue for the three months ended June 30, 2020 was $0.2 million and consisted of revenue recognized under our collaboration agreement with BeiGene. Under the collaboration agreement with BeiGene, the remaining $19.8 million of deferred revenue is expected to be earned upon transfer of the know-how and materials to BeiGene related to the manufacture of BA3071.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$5,231	$679	$4,552
BA3021 (ROR2-ADC)	4,077	546	3,531
Other CAB Programs	2,046	581	1,465
Total external expenses	11,354	1,806	9,548
Personnel and related	1,659	1,366	293
Equity-based compensation	1,154	(837)	1,991
Facilities and other	683	588	95
Total research and development expenses	$14,850	$2,923	$11,927

Research and development expenses were $14.9 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $12.0 million was primarily driven by a $8.1 million increase in external costs due to manufacturing for our clinical candidates and ongoing clinical development for BA3011 and BA3021, a $1.5 million increase in pre-clinical development for other CAB programs, a $1.1 million increase in stock-based compensation under our post-IPO equity incentive plans, a $0.9 million increase in equity-based compensation related to a decrease in the fair value of awards under our profits interest plan during the three months ended June 30, 2020, a $0.3 million increase in personnel related costs, and a $0.1 million increase and facility and other related expense.

General and Administrative Expense

General and administrative expenses were $15.9 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $14.1 million was primarily driven by a $11.1 million increase in stock-based compensation under our post-IPO equity incentive plans, a $1.1 million increase in equity-based compensation related to a decrease in the fair value of awards under our profits interest plan during the three months ended June 30, 2020, a $0.9 million increase in personnel related expenses as we expanded our administrative functions in support of our development activities and incurred severance benefits related to the departure of one of our co-founders, a $0.8 million increase in insurance expense, a $0.1 million increase in professional fees related to accounting, audit and legal services, and a $0.1 million increase in depreciation expense.

Interest Income

Interest income was $0.1 million and $1,000 for the three months ended June 30, 2021 and 2020, respectively. The increase of $0.1 million was due to higher average cash and cash equivalent balances after our December 2020 IPO.

Interest Expense

Interest expense was $1,000 and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $0.8 million was due to reduced interest expense as a result of the settlement of all of our convertible debt in July 2020.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0 and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $0.8 million was primarily due to changes in the fair value of embedded derivatives issued in connection with our outstanding convertible promissory notes which all settled in July 2020.

Extinguishment of Convertible Debt

Extinguishment of convertible debt was $0 and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. The $0.2 million in recognized losses on extinguishment during the three months ended June 30, 2020 were related to the amendment of the terms of certain outstanding convertible promissory notes that we concluded were extinguishments.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
(in thousands)
Collaboration revenue	$250	$279	$(29)
Operating expenses:
Research and development	25,273	4,584	20,689
General and administrative	24,234	1,324	22,910
Total operating expenses	49,507	5,908	43,599
Loss from operations	(49,257)	(5,629)	(43,628)
Other income (expense):
Interest income	178	6	172
Interest expense	(3)	(1,301)	1,298
Change in fair value of derivative liability	—	(728)	728
Extinguishment of convertible debt	—	(174)	174
Total other income (expense)	175	(2,197)	2,372
Consolidated net loss and comprehensive loss	$(49,082)	(7,826)	(41,256)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2021 was $0.3 million, which consisted solely of revenue recognized under our legacy service contracts. There was no revenue recognized under our collaboration with BeiGene during the six months ended June 30, 2021. Collaboration revenue for six months ended June 30, 2020 was $0.3 million, which consisted of revenue recognized under our collaboration agreement with BeiGene. Under the collaboration agreement with BeiGene, the remaining $19.8 million of deferred revenue is expected to be earned upon transfer of the know-how and materials to BeiGene related to the manufacture of BA3071.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$9,777	$1,558	$8,219
BA3021 (ROR2-ADC)	5,378	1,471	3,907
Other CAB Programs	3,820	1,213	2,607
Total external expenses	18,975	4,242	14,733
Personnel and related	2,893	2,515	378
Equity-based compensation	2,109	(3,360)	5,469
Facilities and other	1,296	1,187	109
Total research and development expenses	$25,273	$4,584	$20,689

Research and development expenses were $25.3 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $20.7 million was primarily driven by a $12.1 million increase in external costs due to manufacturing and ongoing clinical development for our clinical programs BA3011 and BA3021, a $3.4 million increase in equity-based compensation related to a decrease in the fair value of awards under our profits interest plan during the six months ended June 30, 2020, a $2.6 million increase in pre-clinical development for our other CAB programs, a $2.1 million increase in stock-based compensation under our post-IPO equity incentive plans, a $0.4 million increase in personnel related costs, and $0.1 million increase in facility related costs.

General and Administrative Expense

General and administrative expenses were $24.2 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $22.9 million was primarily driven by a $14.8 million increase in stock-based compensation under our post-IPO equity incentive plans and the modification of awards issued to one of our co-founders, a $4.2 million increase in equity-based compensation related to a decrease in the fair value of awards under our profits interest plan during the six months ended June 30, 2020, a $1.5 million increase in insurance expense, a $1.3 million increase in personnel related expenses as we expanded our administrative functions in support of our development activities and incurred severance benefits related to the departure of one of our co-founders, a $0.8 million increase in professional fees related to accounting, audit and legal services, a $0.3 million increase in other expenses including corporate franchise taxes and a $0.2 million increase in depreciation expense.

Interest Income

Interest income was $0.2 million and $6,000 for the six months ended June 30, 2021 and 2020, respectively. The increase of $0.2 million was due to higher average cash and cash equivalent balances after our December 2020 IPO.

Interest Expense

Interest expense was $3,000 and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $1.3 million was due to reduced interest expense as a result of the settlement of all of our convertible debt in July 2020.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0 and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $0.7 million was primarily due to changes in the fair value during 2020 of embedded derivatives issued in connection with our outstanding convertible promissory notes which all settled in July 2020.

Extinguishment of Convertible Debt

Extinguishment of convertible debt was $0 and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. The $0.2 million in recognized losses on extinguishment during the six months ended June 30, 2020 were related to the amendment of the terms of certain outstanding convertible promissory notes that we concluded were extinguishments.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had cash and cash equivalents of $207.6 million.

Convertible and Promissory Notes

As of December 31, 2019, we had outstanding convertible notes with an aggregate principal balance of $19.0 million and issued an additional $2.8 million of convertible notes between March and April of 2020. All principal and accrued interest under the convertible notes was converted into our Series D convertible preferred stock in July 2020.

On April 22, 2020, we received proceeds from a loan, or PPP Loan, in the amount of $0.7 million from City National Bank, as lender, pursuant to the Paycheck Protection Program, or PPP, of the CARES Act. The PPP Loan was evidenced by a promissory note, or Note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the PPP Loan documents. The PPP Loan was scheduled to mature on April 22, 2022 with monthly payments of principal and interest scheduled to begin in August 2021. Prepayment of the PPP Loan was permitted at any time prior to maturity with no prepayment penalties.

We applied for debt forgiveness on our PPP loan in June 2021. On July 2, 2021, we were notified by our lender, City National Bank, that our PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan. We expect to record the forgiveness as other income in July 2021.

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

Cash flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,539)	$(6,866)
Investing activities	(736)	(86)
Financing activities	(1,721)	3,432
Net decrease in cash and cash equivalents	$(30,996)	$(3,520)

Cash Used in Operating Activities

Net cash used in operating activities totaled $28.5 million for the six months ended June 30, 2021, which consisted of a consolidated net loss of $49.1 million, a net change of $3.1 million in our operating assets and liabilities and $17.5 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $5.7 million, offset by an increase in prepaid expenses and other assets of $2.6 million. The non-cash transactions primarily consisted of $16.9 million of stock-based compensation and non-cash charges of $0.6 million related to depreciation and amortization, offset by $0.1 million of deferred rent.

Net cash used in operating activities for the six months ended June 30, 2020 was $6.9 million, which consisted of a consolidated net loss of $7.8 million and a net change of $6.0 million in our net operating assets and liabilities, partially offset by a decrease of $5.0 million in non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in prepaid expenses and other assets of $0.4 million, and an increase in accounts payable and accrued expenses of $5.9 million. The $5.0 million change in non-cash transactions primarily consisted of a decrease in the profits interest liability of $7.6 million primarily due to a decrease in the fair value of the underlying awards, partially offset by accrued interest of $0.8 million on our outstanding convertible debt, $0.7 million related to the change in fair value of our derivative liability, $0.5 million of non-cash interest, $0.4 million related to depreciation and amortization and $0.2 million related to the loss on the extinguishment of our convertible debt.

Cash Used in Investing Activities

Cash used in investing activities was $0.7 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively, related to the purchase of property and equipment.

Cash Provided by (Used In) Financing Activities

Net cash used in financing activities was $1.7 million for the six months ended June 30, 2021, which consisted primarily of our payment of initial public offering costs of $1.9 million, partially offset by the proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $0.2 million.

Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2020, which consisted primarily of proceeds from the issuance of $2.8 million of convertible notes and a $0.7 million PPP loan.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
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

We are a phase 2 clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of BA3011 and BA3021, establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to assess our future viability than it could be if we had a longer operating history.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $35.9 million and $29.8 million for the years ended December 31, 2020 and 2019, respectively. For the three and six months ended June 30, 2021, our net losses were $30.4 million and $49.1 million, respectively. As of June 30, 2021, we had an accumulated deficit of $140.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

As of June 30, 2021, we had approximately $207.6 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations at least through the end of 2022. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
the progress of the development efforts for BA3071;
•
the progress of our current and future collaborators with whom we have entered or may in the future enter into collaborations and research and development agreements;
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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of BA3011 and BA3021, and we expect Phase 1 trials of BA3071 to initiate in 2021 with various other product candidates in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. In addition, the FDA may not agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for BA3011 in treatment-refractory sarcoma patients and PD-1 refractory NSCLC patients. The FDA has reviewed the trial designs, but has not opined on whether the Phase 2 clinical trials will in fact be sufficient to support regulatory approval. However, the FDA is expected to consider this further at the interim data review point. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including:

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

We focus our product candidate development on therapeutic CAB antibodies for the treatment of various oncology indications, such as soft tissue and bone sarcoma, NSCLC, melanoma, ovarian cancer, and head and neck cancer among others. Our projections of addressable patient populations that may benefit from treatment with our product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. In addition, the subset of patients that are likely to respond to our product candidates, as identified by our quantitative biomarker assay/Target Membrane Percent Score ("TmPS"), may not correspond with and may be smaller than what market data may indicate. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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
•
the willingness of patients to obtain biopsies to determine the TmPS score for treatment eligibility;
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

We are developing certain of our product candidates in combination with other therapies, and regulatory approval, safety or supply issues with these other therapies may delay or prevent the development and approval of our product candidates.

Currently, we are evaluating the use of each of BA3011 and BA3021 in combination with an anti-PD-1 inhibitor and plan to evaluate the use of BA3071 in combination with an anti-PD1 inhibitor. In the future, we may explore the use of these or our other product candidates in combination with other therapies. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

Where we develop a product candidate for use in combination with a therapy that has not been approved by the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions, we will not be able to market our product candidate for use in combination with such an unapproved therapy, unless and until the unapproved therapy receives regulatory approval. It is expected that BA3071 will also be evaluated in combination with an anti-PD-1 antibody in late stage development for solid tumor patients. In addition, other companies may also develop their products or product candidates in combination with the unapproved therapies with which we are developing our product candidates for use in combination. Any setbacks in these companies’ clinical trials, including the emergence of serious adverse effects, may delay or prevent the development and approval of our product candidates.

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

We are exploring predictive biomarkers to determine patient selection for our clinical trials. Specifically, to help inform which patients may be most suitable for treatment with BA3011 and BA3021, we have developed a Clinical Laboratory Improvement Amendments, or CLIA, validated quantitative biomarker assay, the TmPS, which measures AXL and ROR2 expression levels on the tumor membrane and cytoplasm. We are using both AXL and ROR2 TmPS scores in our ongoing clinical trials and they may be used for patient selection in future clinical trials. If the AXL and ROR2 TmPS scores prove to be a useful method for patient selection, we will incorporate the specific diagnostic test into our registrational studies and partner with the appropriate diagnostic provider to codevelop a companion diagnostic.

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

We face risks related to health epidemics or outbreaks of communicable diseases. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, emerged in China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States and member states of the European Union. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. For example, our primary operations are located in San Diego, California, and San Diego County and the State of California had issued shelter-in-place orders in response to the COVID-19 pandemic. Although some restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries, in response to local surges and new waves of infection, including those caused by the spread of the Delta variant, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection.

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

In addition, the COVID-19 pandemic is having a severe effect on the clinical trials of many drug candidates. Some trials have been merely delayed, while others have been cancelled. The extent to which the COVID-19 pandemic may impact our preclinical and clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19 (including its variant strains, such as the highly transmissible Delta variant), the effectiveness of actions to contain and treat COVID-19 and the rate of vaccination and efficacy of approved vaccines against COVID-19 and its variant strains. To date, we have not experienced material business disruptions, including with respect to any of the clinical trials we are conducting, or impairments of any of our assets as a result of the pandemic, the continued spread of COVID-19 globally could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of certain of our product candidates. For example, we have entered into a Global Co-Development and Collaboration Agreement with BeiGene for the development, manufacturing and commercialization of BA3071. Under the terms of our BeiGene collaboration, BeiGene is generally responsible for developing BA3071 and is responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, BeiGene holds an exclusive license with us to develop and manufacture the product candidate globally. BeiGene is responsible for all costs of development, manufacturing and commercialization globally. We are currently in preliminary discussions with BeiGene regarding the allocation of roles and responsibilities under our Global Co-Development and Collaboration Agreement with BeiGene, including with respect to the initiation of the Phase I trial for BA3071.

In addition, we may in the future seek third-party collaborators or joint venture partners for development and commercialization of additional CAB product candidates. With respect to our collaborations, and what we expect will be the case with any future license or collaboration agreements, we have, and would expect to have, limited control over the amount and timing of resources that our existing or future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our existing or future collaborators’ willingness to select additional product candidates to license and their abilities and willingness to fulfill their payment obligations and successfully perform the functions assigned to them in these arrangements.

Our existing collaboration arrangements currently pose, and future collaborations involving our product candidates will pose, the following risks to us:

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

Our ability to advance our product candidates may be limited by third parties on which we rely for certain technologies which we use in certain of our programs. If any third party developing our product candidates or other candidates based on our patented CAB technology platform experiences a delay or failure in development, regulatory approval or commercialization, even if such failure is not due to our CAB technology, it could reflect negatively on us, our other product candidates and our patented CAB technology platform. In addition, if one of our current or future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities and our stock price could be adversely affected.

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
•
the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug not being properly identified;
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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against granted patents. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted patent claims thus attacked, or may lose the allowed or granted claims altogether. As of August 2021, there is an ongoing patent opposition proceeding regarding our patent EP2 406 399 at the European Patent Office which is related to a version of methods used for evolving and screening potential product candidates. The Opposition Division revoked EP2 406 399 in its decision dated March 10, 2020 and we filed an appeal on July 20, 2020. In addition, we cannot assure you that:

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years after its earliest U.S. non-provisional effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies or product candidates are obtained, once the patent life has expired, we may be open to competition. Our issued patents will expire on dates ranging from 2030 to 2037, subject to any additional patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2030 to 2041 plus any potential patent extensions that may be available for such patents. Due to the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our current and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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
•
the success of our existing collaborations and any potential additional collaborations, licensing or similar arrangements;
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

As of June 30, 2021, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 42.9% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, Carolyn Anderson Short, our former Chief of Intellectual Property and Strategy and Assistant Secretary, owns 7.3%, of our outstanding common stock, as of June 30, 2021.

As a result, Dr. Short and our other principal stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

In addition, we have entered into certain related party transactions with Himalaya Therapeutics SEZC, Inversagen, LLC and BioAtla Holdings, LLC, including various licensing arrangements with respect to certain CAB antibodies. Dr. Short and his wife, Carolyn Anderson Short, are each managers of Inversagen, LLC and BioAtla Holdings, LLC and directors of Himalaya Therapeutics SEZC. In addition, Ms. Anderson Short is also an officer of Himalaya Therapeutics SEZC. These related party transactions, and any future related party transactions, create the possibility of actual conflicts of interest with regard to Dr. Short.

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

All of our outstanding shares of common stock are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates” as defined in Rule 144 under the Securities Act, or Rule 144. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by Rules 144 and 701 under the Securities Act.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We will cease to be an emerging growth company as of December 31, 2021.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will cease to be a smaller reporting company as of December 31, 2021.

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

As of June 30, 2021, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

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
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)					X

† Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 13, 2021	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)