Form 10-Q
period 2021-09-30
BioAtla, Inc.
filed 2021-11-15
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the number of shares of the registrant’s common stock outstanding was 35,343,790 and the number of shares of the registrant’s Class B common stock outstanding was 1,492,059.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$269,925	$238,605
Prepaid expenses and other current assets	3,592	2,076
Total current assets	273,517	240,681
Property and equipment, net	3,908	4,102
Other assets	154	154
Total assets	$277,579	$244,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,939	$12,068
Current portion of deferred rent	482	387
Current portion of deferred revenue	19,806	19,806
Total current liabilities	45,227	32,261
Long-term accrued interest	—	5
Deferred rent, less current portion	1,699	2,015
Other debt	—	682
Total liabilities	46,926	34,963
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2021 and December 31, 2020; 35,190,428 and 32,171,560 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	3
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at September 30, 2021 and December 31, 2020; 1,492,059 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	393,578	300,888
Accumulated deficit	(162,929)	(90,917)
Total stockholders’ equity	230,653	209,974
Total liabilities and stockholders’ equity	$277,579	$244,937

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration and other revenue	$—	$150	$250	$429
Operating expenses:
Research and development expense	16,553	4,864	41,826	9,448
General and administrative expense	7,142	3,301	31,376	4,625
Total operating expenses	23,695	8,165	73,202	14,073
Loss from operations	(23,695)	(8,015)	(72,952)	(13,644)
Other income (expense):
Interest income	76	31	254	37
Interest expense (includes related party amounts of $0 for the three and nine months ended September 30, 2021 and $9 and $147 for the three and nine months ended September 30, 2020, respectively)	—	(86)	(3)	(1,387)
Change in fair value of derivative liability	—	(853)	—	(1,581)
Gain (loss) on extinguishment of long-term debt	690	(2,709)	690	(2,883)
Other income (expense)	(1)	—	(1)	—
Total other income (expense)	765	(3,617)	940	(5,814)
Consolidated net loss and comprehensive loss	$(22,930)	$(11,632)	$(72,012)	$(19,458)
Net loss per common share, basic and diluted (1)	$(0.68)	$(0.13)	$(2.13)	$(0.13)
Weighted-average shares of common stock outstanding, basic and diluted (1)	33,909,460	80,860,651	33,751,558	80,860,651

(1) The net loss attributable to common stockholders and related per share amounts for the three and nine months ended September 30, 2020 are based on the period from July 10, 2020 to September 30, 2020, the period where the Company had outstanding common stock (see Note 1).

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended September 30, 2021
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	32,315,301	$3	1,492,059	$—	$318,019	$(139,999)	$178,023
Stock-based compensation expense	—	—	—	—	4,366	—	4,366
Issuance of common stock, net of issuance costs	2,678,600	1			71,053		71,054
Issuance of common stock under equity incentive plans	188,780	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	7,747	—	—	—	140	—	140
Net loss	—	—	—	—	—	(22,930)	(22,930)
Balance at September 30, 2021	35,190,428	$4	1,492,059	$—	$393,578	$(162,929)	$230,653

	Nine Months Ended September 30, 2021
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	32,171,560	$3	1,492,059	$—	$300,888	$(90,917)	$209,974
Stock-based compensation expense	—	—	—	—	21,307	—	21,307
Issuance of common stock, net of issuance costs	2,678,600	1			71,053		71,054
Issuance of common stock under equity incentive plans	327,241	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	7,747	—	—	—	140	—	140
Issuance of common stock for Employee Stock Purchase Plan	5,280	—	—	—	190	—	190
Net loss	—	—	—	—	—	(72,012)	(72,012)
Balance at September 30, 2021	35,190,428	$4	1,492,059	$—	$393,578	$(162,929)	$230,653

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(72,012)	$(19,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,016	716
Loss on disposal of property and equipment	4	—
Change in fair value of derivative liability	—	1,581
Change in fair value of profits interest liability	—	(7,625)
Loss/(gain) on extinguishment of debt	(690)	2,883
Stock-based compensation	21,307	—
Non-cash interest	—	525
Accrued interest	3	862
Deferred rent	(221)	(101)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,516)	25
Accounts payable and accrued expenses	10,844	(1,307)
Deferred revenue	—	(429)
Net cash used in operating activities	(41,265)	(22,328)
Cash flows from investing activities
Purchases of property and equipment	(835)	(195)
Net cash used in investing activities	(835)	(195)
Cash flows from financing activities
Noncontrolling interest	—	(19)
Proceeds from issuance of convertible debt	—	2,750
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	72,283
Proceeds from issuance of PPP loan	—	682
Proceeds from initial public offering, net of issuance costs	—	(120)
Payment of initial public offering costs	(1,911)	—
Proceeds from issuance of common stock	75,001	—
Proceeds from exercise of stock options	140	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	190	—
Net cash provided by financing activities	73,420	75,576
Net increase in cash and cash equivalents	31,320	53,053
Cash and cash equivalents, beginning of period	238,605	3,704
Cash and cash equivalents, end of period	$269,925	$56,757
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$8	$—
Assumption of profits interest liability by affiliates	$—	$991
Equity issuance costs included in accounts payable and accrued expenses	$3,947	$5,082
Carrying value of convertible promissory notes settled in connection with Corporate Reorganization	$—	$27,711
Fair value of consideration issued in connection with settlement of convertible promissory notes	$—	$30,594

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

Corporate Reorganization and Series D Financing

In July 2020, BioAtla, LLC completed a series of transactions (the “Corporate Reorganization”) in connection with the conversion from a limited liability company into a Delaware corporation, the spin-off of Himalaya Therapeutics SEZC, and the completion of a Series D convertible preferred stock financing. The Corporate Reorganization involved the formation of Himalaya Parent LLC as a wholly owned subsidiary of BioAtla, LLC and the formation of BioAtla MergerSub LLC, as a wholly owned subsidiary of Himalaya Parent LLC. Under the Agreement and Plan of Merger (the “Merger Agreement”), BioAtla, LLC was merged into and with BioAtla MergerSub LLC, with BioAtla, LLC surviving, and the members of BioAtla, LLC immediately prior to the effective time of the Merger Agreement received membership interests, on a one-for-one basis, of Himalaya Parent LLC as consideration, and the then-outstanding warrants to purchase equity of BioAtla, LLC were converted into warrants to purchase common shares of common stock of BioAtla, Inc. (see Note 6). The Himalaya Parent LLC operating agreement provided identical equity rights for the then outstanding units of BioAtla, LLC. In addition: (i) the membership interests of BioAtla, LLC held by Himalaya Parent LLC were exchanged for 6,220,050 shares of BioAtla, Inc. common stock, (ii) BioAtla, Inc. issued an aggregate of 59,164,808 shares of Series D convertible preferred stock to Himalaya Parent LLC and Himalaya Parent LLC issued an aggregate of 59,164,808 Class D units to the holders of convertible notes of BioAtla, LLC in connection with the conversion of their convertible notes into Class D units of Himalaya Parent LLC (see Note 4), (iii) BioAtla, LLC distributed to Himalaya Parent LLC its equity interests in Himalaya Therapeutics SEZC, a then majority-owned subsidiary which is engaged in the development of a set of antibodies in the field of oncology primarily in Greater China, (iv) Himalaya Parent LLC assumed the profits interest liability of BioAtla, LLC (see Note 7) and (v) BioAtla, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to BioAtla, Inc. Following the Corporate Reorganization, Himalaya Parent LLC owned 59,164,808 shares of BioAtla, Inc. Series D convertible preferred stock and 6,220,050 shares of BioAtla, Inc. common stock, all of which were subsequently distributed (the "Distribution") to the members of Himalaya Parent LLC. As a result of the sale of 140,626,711 shares of Series D convertible preferred stock to new investors in July 2020 (see Note 6), BioAtla, Inc. was not controlled by Himalaya Parent LLC and BioAtla, Inc. does not control Himalaya Parent LLC subsequent to the distribution (see further discussion in “Principles of consolidation and deconsolidation” below). All pre-Corporate Reorganization operations, employees, property, assets and obligations of BioAtla, LLC (exclusive of the profits interest liability and equity interests in Himalaya Therapeutics SEZC now held by Himalaya Parent LLC) are held by BioAtla, Inc. Shares of Series D convertible preferred stock were subsequently converted into common stock as part of the Company's initial public offering ("IPO") in December 2020.

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

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of September 30, 2021, the Company had an accumulated deficit of $162.9 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the SEC on March 24, 2021.

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

For the three and nine months ended September 30, 2020, the Company determined that the attribution of pre-Corporate Reorganization net loss based on the post-Corporate Reorganization capital structure would not meaningfully represent the economic rights of the unit holders. As a result, the Company presents net loss per share information only for the period subsequent to the Corporate Reorganization.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalents):

September 30, 2021
Common stock warrants	717,674
Common stock options	960,402
Restricted stock units	1,592,796
ESPP shares	4,109
Total	3,274,981

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use model and requires a lessee to recognize on the balance sheet a right-of-use asset and corresponding lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company expects to lose its EGC status as of December 31, 2021, therefore the new standard will be effective for the Company for its fiscal year beginning January 1, 2021 and will be presented in the 2021 annual financial statements. While management is currently assessing the impact this new standard will have, the expected primary impact to the Company's consolidated financial position upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease liabilities. The Company intends to adopt the standard using the modified retrospective transition method and will not restate comparative periods. The Company’s current minimum commitments under its noncancelable operating leases are disclosed in Note 5.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company expects to lose its EGC status as of December 31, 2021, therefore the new standard will be effective for the Company for its fiscal year beginning January 1, 2021. Adoption of the new standard is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development	$2,549	$2,004
Prepaid insurance	691	—
Other prepaid expenses and current assets	352	72
Total	$3,592	$2,076

Property and equipment consist of the following (in thousands):

	Useful life (years)	September 30, 2021	December 31, 2020
Furniture, fixtures and office equipment	3 - 7	$2,075	$1,719
Laboratory equipment	5	2,089	1,790
Leasehold improvements	2 - 3	3,687	3,663
		7,851	7,172
Less accumulated depreciation and amortization		(3,943)	(3,070)
Total		$3,908	$4,102

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable	$1,550	$2,456
Accrued compensation	3,008	2,804
Accrued research and development	15,883	4,852
Accrued equity issuance costs	3,947	1,143
Other accrued expenses	551	813
Total	$24,939	$12,068

3. Fair Value Measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of September 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

4. Convertible and Other Debt

The Company issued convertible promissory notes between December 2015 and May 2020 totaling $21.8 million, of which $2.0 million was with related parties. The convertible promissory notes accrued interest at 8% per annum with maturity dates of five years after issuance. The convertible promissory notes were settled in connection with the Company’s Series D financing in July 2020. In April 2020, the Company borrowed $0.7 million under the Paycheck Protection Program (“PPP”) under the CARES Act. The loan was subsequently forgiven in July 2021. The $0.7 million balance of the forgiven loan was recognized as other income on the Company's Statement of Operations for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2021, the Company recognized interest expense related to its outstanding debt of $0 and $3,000, respectively. For the three and nine months ended September 30, 2020, the Company recognized interest expense related to its outstanding debt of $0.1 million and $1.4 million, respectively.

5. Commitments and Contingencies

Operating Lease

In June 2017, as amended in January 2019, the Company entered into a non-cancellable operating lease for its corporate headquarters and laboratory space in San Diego, California. The lease commenced in January 2018, the period the Company gained access to the leased space and began recognizing rent expense. The lease expires in July 2025 and the Company has an option to extend the term of the lease for an additional five years. The lease includes certain rent abatement, rent escalations, tenant improvement allowances and additional charges for common area maintenance and other costs. Rent expense for the three and nine months ended September 30, 2021 was $0.4 million and $1.2 million, respectively. Rent expense for the three and nine months ended September 30, 2020 was $0.4 million and $1.3 million, respectively.

Expected future minimum payments under the non-cancelable operating lease as of September 30, 2021 are as follows (in thousands):

Years ending December 31:	Operating Lease
2021 (3 months)	$370
2022	1,555
2023	1,636
2024	1,685
Thereafter	845
$6,091

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

6. Stockholders’/Members' Equity (Deficit)

The statement of members' deficit for the three months ended September 30, 2020 is as follows (in thousands, except unit amounts):

	Series D Convertible Preferred Stock		Class C Preferred Units		Class A Units		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interest	Deficit
Balance at June 30, 2020	—	$—	23,968,178	$89,345	54,600,000	$750	—	$—	$2,295	$(156,180)	$(47)	$(63,837)
Issuance of Series D convertible preferred stock for cash, net of $4,317 of issuance costs	140,626,711	68,183	—	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock in connection with settlement of convertible promissory notes	59,164,808	30,594	—	—	—	—	—	—	—	—	—	—
LLC Conversion	—	—	(23,968,178)	(89,345)	(54,600,000)	(750)	6,220,050	1	(3,196)	93,290	—	—
Assumption of profits interest liability by affiliate	—	—	—	—	—	—	—		991	—	—	991
Change in profits interest liability pushed down from affiliate	—	—	—	—	—	—	—	—	(24)	$—	—	(24)
Noncontrolling interest—distribution of net assets to affiliate and related deconsolidation	—	—	—	—	—	—	—	—	(66)	$—	47	(19)
Net loss	—	—	—	—	—	—	—	—	—	(11,632)	—	(11,632)
Balance at September 30, 2020	199,791,519	$98,777	—	$—	—	$—	6,220,050	$1	$—	$(74,522)	$—	$(74,521)

The statement of members' deficit for the nine months ended September 30, 2020 is as follows (in thousands, except unit amounts):

	Series D Convertible Preferred Stock		Class C Preferred Units		Class A Units		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2019	—	$—	23,968,178	$89,345	54,600,000	$750	—	$—	$2,295	$(148,354)	$(47)	$(56,011)
Issuance of Series D convertible preferred stock for cash, net of $4,317 of issuance costs	140,626,711	68,183	—	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock in connection with settlement of convertible promissory notes	59,164,808	30,594	—	—	—	—	—	—	—	—	—	—
LLC Conversion	—	—	(23,968,178)	(89,345)	(54,600,000)	(750)	6,220,050	1	(3,196)	93,290	—	—
Assumption of profits interest liability by affiliate	—	—	—	—	—	—	—	—	991	—	—	991
Change in profits interest liability pushed down from affiliate	—	—	—	—	—	—	—	—	(24)	—	—	(24)
Noncontrolling interest—distribution of net assets to affiliate and related deconsolidation	—	—	—	—	—	—	—	—	(66)	—	47	(19)
Net loss	—	—	—	—	—	—	—	—	—	(19,458)	—	(19,458)
Balance at September 30, 2020	199,791,519	$98,777	—	$—	—	$—	6,220,050	$1	$—	$(74,522)	$—	$(74,521)

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

Private Placement of Common Stock

In September 2021, the Company entered into agreements to sell 2,678,600 shares of its common stock at a price of $28.00 per share through a private investment in public equity financing (or "Private Placement"). Proceeds from the Private Placement, net of underwriting discounts and commissions and other offering costs, were $71.0 million.

In connection with the Private Placement, the Company also issued registration rights to the investors. The stock purchase agreements provide that the Company shall file a registration statement on Form S-1, or other appropriate form available to the Company, registering the resale of the shares as promptly as practicable and in any event within 30 days following the Closing Date (the “Filing Deadline”). In connection with the Private Placement, the Company filed a registration statement on Form S-1 (File No. 333-260440) with the SEC registering for resale the shares of common stock issued in the Private Placement.

2020 Equity Incentive Plan

On October 29, 2020, the Company’s board of directors approved the adoption of the BioAtla, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and approved certain amendments to the 2020 Plan in December 2020. The Company’s stockholders approved the 2020 Plan, as amended, in December 2020. Under the 2020 Plan, the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of September 30, 2021 and December 31, 2020, the total number of common shares authorized for issuance under the 2020 Plan was 6,226,540 and 4,939,678, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

There was no stock-based compensation expense reported for the three and nine months ended September 30, 2020 as the 2020 Plan was not yet adopted. Stock-based compensation expense for the three and nine months ended September 30, 2021 has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Research and development	$1,267	$3,376
General and administrative	3,099	17,931
Total	$4,366	$21,307

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the nine months ended September 30, 2021:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2020	1,920,037	$18.00
Vested	(327,241)	$18.00
Outstanding at September 30, 2021	1,592,796	$18.00

As of September 30, 2021, total unrecognized stock-based compensation expense for RSUs was $19.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years. During the nine months ended September 30, 2021, the Company modified 138,461 RSU's under the Transition Agreement (See Note 9).

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the nine months ended September 30, 2021 (in thousands, except share and per share data and years):

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	615,106	$18.00	9.95	$9,848
Granted	353,043	$42.21
Exercised	(7,747)	$18.00
Balance at September 30, 2021	960,402	$26.83	9.39	$6,948
Vested and expected to vest at September 30, 2021	960,402	$26.83	9.39	$6,948
Exercisable at September 30, 2021	-

As of September 30, 2021, total unrecognized stock-based compensation cost for unvested common stock options was $14.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.2 years. The weighted- average grant date fair value of stock options granted during the nine months ended September 30, 2021 was $27.42 per share. During the nine months ended September 30, 2021, the Company modified 7,747 stock options under the Transition Agreement (See Note 9).

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

Nine Months Ended September 30, 2021
Expected volatility	74.7%
Risk-free interest rate	0.99%
Expected dividend yield	0.0%
Expected term	5.86 years

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

Employee Stock Purchase Plan

In December 2020, the Company’s board of directors and stockholders approved the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of September 30, 2021 and December 31, 2020, a total of 833,993 shares and 464,829 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). In February 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. The Company's first ESPP purchase transaction occurred on June 30, 2021. The Company's second offering period commenced in July 2021. During the nine months ended September 30, 2021, the Company issued 5,280 shares of common stock under the ESPP. As of September 30, 2021, 828,713 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2021 was immaterial.

Common Stock Warrants

Upon adoption of ASU No. 2018-07 on October 1, 2020, the measurement date of the warrants described below became fixed in accordance with the guidance, and such fair value was nominal since the warrants were deeply out-of-the-money. As of September 30, 2021 all the common stock warrants below are exercisable and expire as follows:

Outstanding and Exercisable	Exercise Price per Share	Expiration Date
566,586	$88.25	December 17, 2021
151,088	$132.37	March 12, 2022
717,674

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	September 30, 2021	December 31, 2020
Warrants for the purchase of common stock	717,674	717,674
Common stock options and restricted stock units issued and outstanding	2,553,198	2,535,143
Awards available for future issuance under the 2020 Plan	3,338,354	2,404,535
Awards available for future issuance under the ESPP	828,713	464,829
Total common stock reserved for future issuance	7,437,939	6,122,181

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

The allocation of equity-based compensation for all Class B units is as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Research and development	$5	$(3,355)
General and administrative	(29)	(4,270)
Total	$(24)	$(7,625)

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

Under the BeiGene Collaboration, the Company would co-develop the CAB-CTLA-4 antibody to reach defined early clinical objectives (“POC Milestone”), whereby the Company would perform the development activities (“Development Services”) and BeiGene would reimburse the Company for a portion of the costs incurred by the Company for these Development Services subsequent to the filing of an Investigational New Drug Application (“IND”). Following the POC Milestone, BeiGene would then lead the parties’ joint efforts to develop the product candidate and be responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, BeiGene will hold a co-exclusive license with the Company to develop and manufacture the product candidate globally and an exclusive license to commercialize the product candidate globally. BeiGene will be responsible for all costs of development, manufacturing and commercialization in China, parts of the Middle East and Asia (excluding Japan), Australia and New Zealand (the “BeiGene Territory”), and the parties would share development and manufacturing costs and commercial profits and losses upon specified terms in the rest of the world that are not part of the BeiGene Territory (the “ROW”).

Subject to earlier termination, the BeiGene Collaboration shall remain in effect, on a country-by-country basis, until the earlier of ten years following commercial sale or upon such time that the parties cease pursuing commercialization. Unless terminated early, at the expiration date, BeiGene will retain all licensing rights in the applicable territories. BeiGene may terminate the BeiGene Collaboration at any time after the one-year anniversary of the agreement subject to 90 days written notice, or any time subject to 45 days’ notice if it is determined that the POC Milestone of technological or scientific feasibility will not be achieved. The BeiGene Collaboration also contains customary provisions for termination by either party, including the event of breach of the BeiGene Collaboration, subject to cure.

In 2019, BeiGene paid the Company an upfront non-refundable payment of $20.0 million and paid the Company $5.0 million for reimbursement of manufacturing costs. Under the BeiGene Collaboration, the Company was eligible to receive variable consideration for subsequent development and regulatory milestones globally and commercial milestones in the BeiGene Territory and tiered royalties ranging from the mid-single digits to the mid-double digits based on net sales in the BeiGene Territory.

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

Under the terms of the Amended BeiGene Collaboration, BeiGene is generally responsible for developing BA3071 and is responsible for global regulatory filings and commercialization. Subject to the terms of the Amended BeiGene Collaboration, BeiGene holds an exclusive license with the Company to develop and manufacture the BA3071 candidate globally, and BeiGene is responsible for all costs of development, manufacturing and commercialization globally. The Amended BeiGene Collaboration provides that the Company is eligible to receive tiered royalties on sales worldwide, ranging from the high-single digits to the low twenties, of up to $225.5 million in subsequent development and regulatory milestone payments globally and commercial milestones in the BeiGene territory (reduced from $249 million under the BeiGene Collaboration), and a $5.0 million milestone payment upon the completion of the Company’s amended performance obligations, including the transfer of the master cell bank for BA3071 and other know-how.

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

For the three and nine months ended September 30, 2021, the Company did not recognize any revenue related to the collaboration agreement with BeiGene. Collaboration revenue recognized for the three and nine months ended September 30, 2020 was $0.2 million and $0.4 million, respectively. As of September 30, 2021 and December 31, 2020, the Company had $19.8 million of related deferred revenue which was classified as current. The deferred revenue is expected to be earned upon transfer of the know-how and master cell bank within the next twelve months.

Service Contracts

Prior to developing its own programs, the Company entered into various fixed price research services contracts. In connection with these service contracts, the Company may receive future milestone payments if certain clinical, regulatory and commercialization milestones are achieved. The Company is also eligible to receive royalties based on certain product sales. The Company recognized revenue of $0 and $0.3 million, included in Collaboration and Other Revenue, for the three and nine months ended September 30, 2021, respectively, related to the achievement of a clinical milestone on a fixed price service contract.

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

Biotech Investment Group II LLC

For the three and nine months ended September 30, 2020, the Company recognized interest expense (including amortization of debt discounts) of $2,000 and $42,000, respectively, related to an outstanding convertible promissory note payable to BIG II. The convertible promissory note payable to BIG II was settled in connection with the Corporate Reorganization in July 2020.

Dr. Jay Short and Carolyn Anderson Short

Convertible Promissory Notes

For the three and nine months ended September 30, 2020, the Company recognized interest expense (including amortization of debt discounts) of $6,000 and $105,000 respectively, related to outstanding convertible promissory notes payable to Dr. Jay Short and Carolyn Anderson Short. The convertible promissory notes payable to Dr. Jay Short and Carolyn Anderson Short were settled in connection with the Corporate Reorganization in July 2020.

Transition Agreement

On March 18, 2021, the Company and Carolyn Anderson Short, its co-founder and former Chief of Intellectual Property & Strategy, mutually agreed that Ms. Short would depart the Company on May 31, 2021 following an agreed upon transition period. The Transition Agreement provides for the following severance benefits in exchange for a release of claims by Ms. Short: (i) a lump sum payment equal to eighteen (18) months of Ms. Short’s current base salary, (ii) a payment at her targeted bonus rate for 2021, pro-rated to the separation date, and (iii) accelerated full vesting of her equity awards including 7,747 stock options and 138,461 restricted stock units. The modification of these equity awards resulted in an incremental fair value of $7.0 million which was recognized on a straight-line basis over the transition service period. For the three and nine months ended September 30, 2021, the Company recognized $0 and $1.0 million, respectively, related to the lump sum salary payment and target bonus. The Company also recognized non-cash stock-based compensation charges of $0 and $9.4 million related to the modified equity awards for the three and nine months ended September 30, 2021, respectively. No unrecognized stock-based compensation remained as of September 30, 2021.

Private Placement of Common Stock

As part of the September 2021 Private Placement, the Company issued 625,000 shares of common stock for total net proceeds of $17.5 million to certain stockholders considered to be related parties.

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of September 30, 2021 and December 31, 2020, the Company had not made any matching contributions.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $22.9 million and $72.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $162.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates, conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

Through the date of our initial public offering, or IPO, in December 2020, we had funded our operations primarily through the receipt of $71.0 million from our collaboration agreements, $27.6 million from the issuance of convertible debt and $138.3 million from the issuance of equity securities. In December 2020, we completed our IPO in which we sold 12,075,000 shares of our common stock at the IPO price to the public of $18.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares, for aggregate cash proceeds of $217.4 million. We incurred $19.0 million of issuance costs in connection with our IPO. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock converted into 13,876,510 shares of our common stock and 1,492,059 shares of our Class B common stock. In September 2021, we received $71.0 million, net of issuance costs, from a private investment in public equity, or PIPE, financing. As of September 30, 2021, our cash and cash equivalents totaled approximately $269.9 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the first half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 caused by a novel strain of coronavirus as a pandemic, which continues to spread throughout the United States and around the world. The worldwide COVID-19 pandemic may affect our ability to complete our current preclinical studies and clinical trials, initiate and complete our planned preclinical studies and clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations. To date, we have experienced non-material business disruptions, including with respect to clinical trials we are conducting, or impairments of our assets as a result of the pandemic. Our Phase 2 sarcoma trial remains on schedule and the Phase 2 interim analysis for AXL NSCLC and ROR2 studies have experienced some modest delays in patient initiations due to COVID-19, however, overall timelines for study completion have not changed at this time. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees, began restricting non-essential travel and temporarily reduced salaries of our employees from March 2020 to July 2020. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring. In April 2020, we borrowed $0.7 million under the Paycheck Protection Program under the CARES Act and we submitted an application for loan forgiveness in June 2021. We were subsequently notified on July 2, 2021 that the U.S. Small Business Association approved our application for loan forgiveness for the full amount of the PPP Loan outstanding, resulting in the recognition of $0.7 million to other income for the three months ended September 30, 2021. The PPP loan is discussed further under “—Liquidity and capital resources.” We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

In April 2019, we entered into a Global Co-Development and Collaboration Agreement with BeiGene, Ltd. which, as amended in December 2019, and October 2020, provides for the development, manufacturing and commercialization of BA3071. Under the terms of our BeiGene collaboration, BeiGene is generally responsible for developing BA3071 and is responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, BeiGene holds an exclusive license with us to develop and manufacture the product candidate globally. BeiGene is responsible for all costs of development, manufacturing and commercialization globally. At the time of execution of the BeiGene collaboration, we received a $20.0 million upfront payment and in December 2019, we received an additional $5.0 million for the reimbursement of manufacturing costs. We are eligible to receive up to $225.5 million in subsequent development and regulatory milestones globally and commercial milestones in the BeiGene territory, together with tiered royalties, ranging from the high-single digits to the low twenties, on sales worldwide. Pursuant to the terms of the October 2020 amendment, we agreed to transfer certain know-how and materials to BeiGene related to the manufacture of BA3071. We are currently in advanced discussions with BeiGene regarding the allocation of roles and responsibilities for global development and commercialization of BA3071 under our Global Co-Development and Collaboration Agreement with BeiGene. As part of these ongoing discussions, BeiGene is planning to initiate the transfer of the IND for BA3071 to BioAtla and BioAtla anticipates initiating the Phase I trial for BA3071 during 2021, with dosing commencing in the first half of 2022. In addition, we may in the future seek third-party collaborators or joint venture partners for development and commercialization of additional CAB product candidates. For the three and nine months ended September 30, 2020 we recognized $0.2 million and $0.4 million of revenue from our collaboration with BeiGene, respectively.

Prior to developing our own programs, the Company received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We recognized $0 and $0.3 million in collaboration revenues for the three and nine months ended September 30, 2021 from our legacy service contracts.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
(in thousands)
Collaboration revenue	$—	$150	$(150)
Operating expenses:
Research and development	16,553	4,864	11,689
General and administrative	7,142	3,301	3,841
Total operating expenses	23,695	8,165	15,530
Loss from operations	(23,695)	(8,015)	(15,680)
Other income (expense):
Interest income	76	31	45
Interest expense	—	(86)	86
Change in fair value of derivative liability	—	(853)	853
Gain (loss) on extinguishment of debt	690	(2,709)	3,399
Other income (expense)	(1)	—	(1)
Total other income (expense)	765	(3,617)	4,382
Consolidated net loss and comprehensive loss	$(22,930)	(11,632)	(11,298)

Collaboration Revenue

There was no revenue recognized under our collaboration with BeiGene during the three months ended September 30, 2021. Collaboration revenue for the three months ended September 30, 2020 was $0.2 million and consisted of revenue recognized under our collaboration agreement with BeiGene. Under the collaboration agreement with BeiGene, the remaining $19.8 million of deferred revenue is expected to be earned upon transfer of the know-how and materials to BeiGene related to the manufacture of BA3071.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$3,851	$1,494	$2,357
BA3021 (ROR2-ADC)	2,982	643	2,339
Other CAB Programs	5,675	951	4,724
Total external expenses	12,508	3,088	9,420
Personnel and related	2,014	1,236	778
Equity-based compensation	1,267	5	1,262
Facilities and other	764	535	229
Total research and development expenses	$16,553	$4,864	$11,689

Research and development expenses were $16.6 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $11.7 million was primarily driven by a $4.7 million increase in external costs due to manufacturing for our clinical candidates and ongoing clinical development for BA3011 and BA3021, a $4.7 million increase in pre-clinical development including manufacturing and IND enabling studies for CAB bispecific programs, a $1.3 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan, a $0.8 million increase in personnel related costs due to an increase in headcount to support ongoing development activities on our programs, and a $0.2 million increase in facility and other related expense.

General and Administrative Expense

General and administrative expenses were $7.1 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $3.8 million was primarily driven by a $3.1 million increase in stock-based compensation due to awards issued under our 2020 Equity Incentive Plan, a $0.8 million increase in insurance expense, and a $0.2 million increase in personnel related expenses as we expanded our administrative functions in support of our development activities. This increase was offset by a $0.3 million decrease in professional fees related to accounting, audit and legal services.

Interest Income

Interest income was $76,000 and $31,000 for the three months ended September 30, 2021 and 2020, respectively. The increase of $45,000 was due to higher average cash and cash equivalent balances after our December 2020 IPO.

Interest Expense

Interest expense was $0 and $86,000 for the three months ended September 30, 2021 and 2020, respectively. The decrease of $86,000 was due to reduced interest expense as a result of the settlement of all of our convertible debt in July 2020 and forgiveness of our PPP loan in July 2021.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0 and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $0.9 million was primarily due to changes in the fair value of embedded derivatives in connection with our outstanding convertible promissory notes which all settled in July 2020.

Gain (Loss) on Extinguishment of Debt

Extinguishment of debt was $0.7 million and ($2.7) million for the three months ended September 30, 2021 and 2020, respectively. The $0.7 million gain and $2.7 million in recognized loss on extinguishment during the three months ended September 30, 2021 and 2020 were related to the forgiveness of our PPP loan in July 2021, and the settlement of our then outstanding convertible promissory notes in connection with our July 2020 Series D Financing, respectively.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
(in thousands)
Collaboration revenue	$250	$429	$(179)
Operating expenses:
Research and development	41,826	9,448	32,378
General and administrative	31,376	4,625	26,751
Total operating expenses	73,202	14,073	59,129
Loss from operations	(72,952)	(13,644)	(59,308)
Other income (expense):
Interest income	254	37	217
Interest expense	(3)	(1,387)	1,384
Change in fair value of derivative liability	—	(1,581)	1,581
Gain (loss) on extinguishment of debt	690	(2,883)	3,573
Other income (expense)	(1)	—	(1)
Total other income (expense)	940	(5,814)	6,754
Consolidated net loss and comprehensive loss	$(72,012)	(19,458)	(52,554)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2021 was $0.3 million, which consisted solely of revenue recognized under our legacy service contracts. Collaboration revenue for the nine months ended September 30, 2020 was $0.4 million, which consisted of revenue recognized under our collaboration agreement with BeiGene. Under the collaboration agreement with BeiGene, the remaining $19.8 million of deferred revenue is expected to be earned upon transfer of the know-how and materials to BeiGene related to the manufacture of BA3071.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$13,633	$3,052	$10,581
BA3021 (ROR2-ADC)	8,365	2,114	6,251
Other CAB Programs	9,485	2,163	7,322
Total external expenses	31,483	7,329	24,154
Personnel and related	4,907	3,751	1,156
Equity-based compensation	3,376	(3,355)	6,731
Facilities and other	2,060	1,723	337
Total research and development expenses	$41,826	$9,448	$32,378

Research and development expenses were $41.8 million and $9.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $32.4 million was primarily driven by a $16.8 million increase in external costs as due to manufacturing and ongoing clinical development for our clinical programs BA3011 and BA3021, a $7.3 million increase in pre-clinical development costs including costs for manufacturing and IND enabling studies for CAB bispecific programs, a $3.4 million increase in equity-based compensation related to a decrease in the fair value of awards under our profits interest plan during the nine months ended September 30, 2020, a $3.4 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan, a $1.2 million increase in personnel related costs, and $0.3 million increase in facility and other costs.

General and Administrative Expense

General and administrative expenses were $31.4 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $26.8 million was primarily driven by a $17.9 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan and the modification of awards issued to one of our co-founders, a $4.3 million increase in equity-based compensation related to a decrease in the fair value of awards under our profits interest plan during the nine months ended September 30, 2020, a $2.3 million increase in insurance expense, a $1.5 million increase in personnel related expenses as we expanded our administrative functions in support of our development activities plus severance benefits related to the departure of one of our co-founders, a $0.5 million increase in professional fees related to accounting, audit and legal services, a $0.4 million increase in other expenses including corporate franchise taxes and software subscriptions, and a $0.2 million increase in depreciation expense. These decreases were offset by a $0.2 million decrease in facility costs and a $0.1 million decrease in travel related expense.

Interest Income

Interest income was $0.3 million and $37,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase of $0.2 million was due to higher average cash and cash equivalent balances after our December 2020 IPO.

Interest Expense

Interest expense was $3,000 and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $1.4 million was due to reduced interest expense as a result of the settlement of all of our convertible debt in July 2020.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0 and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. The $1.6 million recorded was primarily due to changes in the fair value during 2020 of embedded derivatives in connection with our outstanding convertible promissory notes which all settled in July 2020.

Gain (Loss) on Extinguishment of Debt

Extinguishment of debt was $0.7 and ($2.9) million for the nine months ended September 30, 2021 and 2020, respectively. The $0.7 million gain and $2.9 million in recognized loss on extinguishment during the nine months ended September 30, 2021 and 2020 were related to the forgiveness of our PPP loan in July 2021, and the settlement of our then outstanding convertible promissory notes in connection with our July 2020 Series D Financing, respectively.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had cash and cash equivalents of $269.9 million.

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

We applied for debt forgiveness on our PPP loan in June 2021. On July 2, 2021, we were notified by our lender, City National Bank, that our PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan. We recorded the forgiveness as other income in July 2021.

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

Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the first half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,265)	$(22,328)
Investing activities	(835)	(195)
Financing activities	73,420	75,576
Net increase in cash and cash equivalents	$31,320	$53,053

Cash Used in Operating Activities

Net cash used in operating activities totaled $41.3 million for the nine months ended September 30, 2021, which consisted of a consolidated net loss of $72.0 million, a net change of $9.3 million in our operating assets and liabilities and $21.4 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $10.8 million, offset by an increase in prepaid expenses and other assets of $1.5 million. The non-cash transactions primarily consisted of $21.3 million of stock-based compensation and non-cash charges of $1.0 million related to depreciation and amortization, offset by the $0.7 million gain on the extinguishment of our PPP loan and $0.2 million of deferred rent.

Net cash used in operating activities for the nine months ended September 30, 2020 was $22.3 million, which consisted of a consolidated net loss of $19.5 million and a net change of ($1.7) million in our net operating assets and liabilities, compounded by a decrease of $1.2 million in non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $1.3 million and a decrease in deferred revenue of $0.4 million. The $1.2 million change in non-cash transactions primarily consisted of a decrease in the profits interest liability of $7.6 million primarily due to a decrease in the fair value of the underlying awards, partially offset by accrued interest of $0.9 million on our outstanding convertible debt, $1.6 million related to the change in fair value of our derivative liability, $0.5 million of non-cash interest, $0.7 million related to depreciation and amortization and $2.9 million related to the loss on the extinguishment of our convertible debt.

Cash Used in Investing Activities

Cash used in investing activities was $0.8 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively, related to the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $73.4 million for the nine months ended September 30, 2021, which consisted primarily of the proceeds from the issuance of common stock through a Private Placement of $75.0 million, the proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $0.2 million, and $0.1 million due to the exercise of stock options under our Equity Incentive Plan, partially offset by our payment of initial public offering costs of $1.9 million.

Net cash provided by financing activities was $75.6 million for the nine months ended September 30, 2020, which consisted primarily of $72.3 million of net proceeds from the issuance of Series D convertible preferred stock, $2.8 million of proceeds from the issuance of convertible promissory notes and $0.7 million of proceeds from a PPP loan, offset by the payment of $0.1 million of costs incurred in connection with our proposed initial public offering.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
A portion of our research and development activities take place in China, and uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, deterioration of international relations, or political unrest in China could materially adversely affect our business, financial condition and results of operations.
•
We face risks related to health epidemics and outbreaks, including the COVID-19 pandemic, which could significantly disrupt our preclinical studies and could affect enrollment of patients in our clinical trials. Continuation and increasing severity of these conditions could delay or prevent our receipt of necessary regulatory approvals.
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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $35.9 million and $29.8 million for the years ended December 31, 2020 and 2019, respectively. For the three and nine months ended September 30, 2021, our net losses were $22.9 million and $72.0 million, respectively. As of September 30, 2021, we had an accumulated deficit of $162.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

As of September 30, 2021, we had approximately $269.9 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the first half of 2024. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of BA3011 and BA3021, and we expect Phase 1 trials of BA3071 to initiate in 2021 with first patient dosed expected in early 2022 and various other product candidates in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. In addition, the FDA may not agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for BA3011 in treatment-refractory sarcoma patients and PD-1 refractory NSCLC patients. The FDA has reviewed the trial designs, but has not opined on whether the Phase 2 clinical trials will in fact be sufficient to support regulatory approval. However, the FDA is expected to consider this further at the interim data review point. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including:

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
•
difficulties in manufacturing sufficient quantities of acceptable product candidate for use in clinical trials in a timely manner, or at all; or
•
the COVID-19 pandemic, which continues to adversely affect the pace of patient enrollment in clinical trials, also has caused clinical sites to redirect personnel and resources to focus on immediate and often unplanned numbers and needs of COVID-19 patients. In addition, the pandemic may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols.

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

Currently, we are evaluating the use of each of BA3011 and BA3021 in combination with an anti-PD-1 inhibitor and plan to evaluate the use of BA3071 in combination with an anti-PD-1 inhibitor. In the future, we may explore the use of these or our other product candidates in combination with other therapies. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

Disruptions at the FDA, the SEC and other government agencies caused by, among other factors, funding shortages or global health concerns, could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. Moreover, the United Kingdom leaving the European Union could also lead to further legislative and regulatory changes. We comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine and penalize violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Ongoing developments in the United Kingdom have created additional uncertainty regarding personal data transfers from the European Economic Area (EEA) to the United Kingdom following the termination of the personal data transfer grace period set out in the EU and United Kingdom Trade and Cooperation Agreement, which ended on June 30, 2021. It is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. Moreover, in July 2020 the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm. In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the recent election on November 3, 2020. The CCPA has created new individual privacy rights and places increased privacy and security obligations on entities handling personal information. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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

We conduct preclinical research and development activities in China through BioDuro, which is U.S. owned, but governed by Chinese laws, rules and regulations and have a collaboration with BeiGene, a global company with operations in the U.S., China, and Europe. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in U.S. or EU legal systems.

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

We, our collaborators or licensees may seek regulatory approval of our product candidates outside of the United States including China, the European Union, Australia, New Zealand, and Japan. We conduct preclinical research and development activities in China through BioDuro, which is U.S. owned, but governed by Chinese laws, and have a collaboration with BeiGene, a global company with operations in the U.S., China, and Europe. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees and began restricting non-essential travel. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring. We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

In addition, the COVID-19 pandemic is having a severe effect on the clinical trials of many drug candidates. Some trials have been merely delayed, while others have been cancelled. The extent to which the COVID-19 pandemic may impact our preclinical and clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19 (including its variant strains, such as the highly transmissible Delta variant), the effectiveness of actions to contain and treat COVID-19 and the rate of vaccination and efficacy of approved vaccines against COVID-19 and its variant strains. To date, we have experienced non-material business disruptions, including with respect to the clinical trials we are conducting, or impairments of our assets as a result of the pandemic. Our Phase 2 sarcoma trial remains on schedule and the Phase 2 interim analysis for AXL NSCLC and ROR2 studies have experienced some modest delays in patient initiations due to COVID-19, however, overall our timelines for study completion have not changed at this time. The continued spread of COVID-19 could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of certain of our product candidates. For example, we have entered into a Global Co-Development and Collaboration Agreement with BeiGene for the development, manufacturing and commercialization of BA3071. Under the terms of our BeiGene collaboration, BeiGene is generally responsible for developing BA3071 and is responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, BeiGene holds an exclusive license with us to develop and manufacture the product candidate globally. BeiGene is responsible for all costs of development, manufacturing and commercialization globally. We are currently in advanced discussions with BeiGene regarding the allocation of roles and responsibilities for global development and commercialization of BA3071 under our Global Co-Development and Collaboration Agreement with BeiGene. As part of these ongoing discussions, BeiGene is planning to initiate the transfer of the IND for BA3071 to BioAtla and BioAtla anticipates initiating the Phase I trial for BA3071 during 2021, with dosing commencing in the first half of 2022.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against granted patents. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted patent claims thus attacked, or may lose the allowed or granted claims altogether. As of November 2021, there is an ongoing patent opposition proceeding regarding our patent EP2 406 399 at the European Patent Office which is related to a version of methods used for evolving and screening potential product candidates. The Opposition Division revoked EP2 406 399 in its decision dated March 10, 2020 and we filed an appeal on July 20, 2020. In addition, we cannot assure you that:

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
•
announcements of new collaboration agreements, or the restructuring or termination of current collaboration agreements;
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

As of September 30, 2021, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 46.8% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, Carolyn Anderson Short, our former Chief of Intellectual Property and Strategy and Assistant Secretary, own 8.3%, of our outstanding common stock, as of September 30, 2021.

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

As of September 30, 2021, we have used approximately $3.4 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

4.1	Form of Stock Purchase Agreement	8-K	001-39787	4.1	9/29/2021
10.1+	Form of Non-Employee Director Stock Option Agreement					X
10.2+	Form of Employee Stock Option Agreement					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)					X

† Furnished and not filed.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 15, 2021	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)