Form 10-K
period 2021-12-31
BioAtla, Inc.
filed 2022-02-28
CIK 1826892

re

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.0 billion based on the closing sales price of $42.38 per share as reported on the Nasdaq Global Select Market.

As of February 25, 2022, the number of shares of the registrant’s common stock outstanding was 35,829,127 and the number of shares of the registrant’s Class B common stock outstanding was 1,492,059.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BIOATLA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company developing our novel class of highly specific and selective antibody-based therapeutics for the treatment of solid tumor cancer. Our conditionally active biologics (“CAB” or “CABs”) capitalize on our proprietary discoveries with respect to tumor biology, enabling us to target known and widely validated tumor antigens that have previously been difficult or impossible to target. Our novel CAB therapeutic candidates exploit characteristic pH differences between the tumor microenvironment and healthy tissue. Unlike healthy tissue, the tumor microenvironment is acidic, and we have designed our antibodies to selectively bind to their targets on cancer cells under acidic pH conditions but not on targets in normal tissues. Our approach is to identify the necessary targeting and potency required for cancer cell destruction, while aiming to eliminate or greatly reduce on-target, off-tumor toxicity—one of the fundamental challenges of existing cancer therapies.

The broad applicability of our CAB technology allows us to develop a wide array of product candidate modalities, such as monoclonal antibodies, antibody-drug conjugates, or ADCs, T cell-engaging bispecific antibodies and chimeric antigen receptor T cells, or CAR-T cells. A key advantage of our application of the CAB technology to antibodies is that it allows us to selectively target antigens on tumor cells and minimizes or eliminates binding to these antigens on normal cells, which reduces the toxicity associated with traditional approaches. We have initiated potentially registration-enabling Phase 2 trials for our two latest stage CAB ADC product candidates targeting multiple cancer indications with mecbotamab vedotin (BA3011) targeting AXL in sarcoma and NSCLC and ozuriftamab vedotin (BA3021) targeting ROR2 in non-small cell lung cancer (NSCLC), melanoma, and head and neck cancer (SCCHN). The U.S. Food and Drug Administration, or the FDA, has reviewed the trial designs, but has not yet opined on whether the Phase 2 clinical trials will be sufficient to support regulatory approval. However, we intend to ask the FDA to consider this further at the upcoming interim data review point or points for these trials and indications. While we cannot assure you that the FDA will agree that the current clinical plan will be sufficient to support approval, the trial has been designed to allow us to adjust the clinical plan, if needed, after the interim read-out in order to better align with any potential FDA requirements. We are also supporting investigator-initiated trials for both mecbotamab vedotin and ozuriftamab vedotin in platinum-resistant ovarian cancer. We have observed encouraging initial clinical signs of response to treatment and a wide therapeutic window for a range of dosage and duration. Mecbotamab vedotin and ozuriftamab vedotin have the potential to address large unmet medical needs in indications that together account for more than 350,000 new cases of solid tumor cancers and 150,000 deaths per year in the United States alone. Additionally, we have initiated Phase 1 trials for multiple cancer indications in 2021 with dosing expect in the first half of 2022 for our CAB immuno-oncology antibody BA3071 targeting CTLA-4. BA3071 is designed to overcome the toxicity limitations of the currently approved anti-CTLA-4 antibodies and to improve patient outcomes. We also have several candidates in our IND-enabling preclinical pipeline that include CAB bispecific and ADC antibodies targeting unmet medical needs in multiple types of solid tumors.

Our goal is to develop well-tolerated, novel cancer therapies that provide cures or extended survival to ensure patients’ improved quality of life. Studies have shown that, as a drug class, antibodies have transformed oncology treatment and include some of the best-selling therapies on the biopharmaceutical market. While therapeutic antibodies have emerged as one of the most successful strategies for both solid and blood-based, or hematologic, malignancies, toxicity has narrowed the therapeutic window and ultimate potential of impacting disease, as many of the key targets on tumor cells are also prevalent on normal cells. The biology of tumor formation, or tumorigenesis, yields a unique microenvironment consisting of a complex mixture of tumor cells, stromal fibroblasts, endothelial cells and immune cells like microglia, macrophages and lymphocytes and the non-cellular components of extracellular matrix such as collagen, fibronectin, hyaluronan and laminin, among others. The process of tumor formation creates an altered, unique microenvironment in and around the tumor that is also physically and chemically distinct from healthy tissue, with regard to temperature, pressure, chemical composition and especially the acidity or pH. The tumorigenesis-driven shifts in microenvironment conditions further weaken the immune response and promote tumor growth. We have created and patented our CAB technology to enable the development of antibodies that are active in the tumor microenvironment, but inactive under normal physiological conditions, while ensuring target-specific binding on cancer cells. Our CAB technology aims to uniquely exploit the fundamental pH differences between the tumor and healthy tissue, increasing antibody binding selectivity and thereby potentially eliminating or greatly reducing healthy cell on-target, off-tumor toxicity. This enhanced selectivity has the potential to greatly improve the benefit-risk ratio for the patient and allows us to deliver desired drug levels either as monotherapy or utilizing unique multi-targeted or combination therapies that are currently difficult or impossible to develop. Additionally, the combination of reversible binding with the selective, precision capability of our CAB technology enables both increased antibody potency and reduced toxicity. By exploiting our novel understanding of tumor biology, we believe that our proprietary CAB technology has the potential to transform antibody-based cancer therapy.

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

Our pipeline

We believe that there is significant potential to improve therapeutics for our patients with our proprietary CAB antibody technology across well-validated oncology targets in solid tumors. The following table summarizes our current product candidate pipeline.

Mecbotamab vedotin (BA3011): Our lead product candidate, mecbotamab vedotin, or BA3011, is a CAB ADC that targets AXL, a protein kinase receptor that is highly expressed on the surface of many tumors. AXL is considered to be a driver of many cellular processes that are critical for the development, growth and spread of tumors, including proliferation, invasiveness and migration, stemness, which is related to core stem cell properties such as self-renewal and differentiation, angiogenesis, or the growth of blood vessels, and immune modulation. In preclinical studies, we have observed that BA3011 binds to AXL under conditions that reflect those in tumors. AXL has also been shown to be involved in the epithelial-mesenchymal transition, or EMT, a process by which epithelial cells lose their cell polarity and cell-cell adhesion, and gain migratory and invasive properties to become mesenchymal stem cells, or MSCs. MSCs are home to developing aggressive tumors, where they exacerbate cancer cell proliferation, motility, invasion and metastasis, foster angiogenesis, promote tumor fibrosis and suppress antitumor immune responses. Multiple therapeutic agents that target AXL have been developed and investigated in clinical trials. A number of small-molecule AXL kinase inhibitors have been developed; however, the majority of these inhibitors, including one that has been approved, are not highly selective for AXL. Although other non-CAB anti-AXL antibodies and ADCs have shown encouraging clinical signs of antitumor activity; adverse events, such as high-grade constipation and peripheral neuropathy, were particularly pronounced and led to discontinuation of clinical development of some candidates.

Mecbotamab vedotin is an ADC consisting of a CAB humanized immunoglobulin G, or IgG1, anti-AXL monoclonal antibody. The core antibody is conjugated using a cleavable linker attached to the well-known and proven toxin monomethyl auristatin E, or MMAE. Mecbotamab vedotin is designed to specifically and reversibly bind to AXL in conditions found within the tumor microenvironment, thus conferring a selectivity binding advantage for tumors over normal cells. Upon binding of mecbotamab vedotin to AXL on the surface of tumor cells, it is internalized and the MMAE cytotoxin is released, thus killing the cancer cell.

We have developed a biomarker assay that quantifies the AXL Tumor membrane Percent Score (0-100%), or TmPS. The TmPS measures the percentage of cancer cells within the tumor that expresses the AXL target expression generally on the tumor membrane which, consistent with industry standard, we use to identify those patients who we believe will be the most likely to respond to our product candidates. We believe that the larger percentage of cells expressing the target on the tumor membrane, the more likely it is that our product candidates may have the potential to provide clinical benefit.

We are developing mecbotamab vedotin as a potential therapeutic for multiple solid tumor types, including soft tissue and bone sarcoma, non-small cell lung cancer (NSCLC) and ovarian cancer, with other potential indications in the future. The Office of Orphan Drug Products (OODP) at the FDA granted Orphan Drug Designation to mecbotamab vedotin for the treatment of soft tissue sarcoma, and Phase 1 results in sarcoma patients were presented at the Connective Tissue Oncology Society (CTOS) 2021 Annual Meeting. Mecbotamab vedotin was generally well tolerated in this refractory sarcoma population. In the Phase 1 study, few patients discontinued due to an adverse event (two patients out of 26 or 7.7%) compared to discontinuation rates in most other clinical trials of ADCs. No clinically meaningful on-target toxicity to normal AXL-expressing tissue was observed over baseline levels. Dose-limiting toxicities were limited to free circulating MMAE payload-associated toxicity at the highest dose tested, including reversible neutropenia. Higher levels of AXL tumor membrane expression correlated with response to treatment. Of the seven sarcoma patients who had an AXL TmPS of greater than or equal to 70%, four of these obtained a confirmed partial response, including patients with leiomyosarcoma, undifferentiated pleomorphic sarcoma, and Ewing sarcoma. Prolonged response to therapy was observed in this ongoing study with the duration of response ranging from 33 to more than 60 weeks. Overall, we believe mecbotamab vedotin has the potential for a favorable benefit-risk profile, and importantly this is one of the few studies employing a putative biomarker which is not only highly expressed in sarcomas, but also may help select patients across multiple sarcoma subtypes who may benefit from therapy. In the ongoing potentially registration-enabling sarcoma Phase 2 study, patients are enrolled for therapy by prescreening for AXL expression. We are also conducting a Phase 2 study (BA3011-002) in AXL high NSCLC patients who have previously progressed on PD-1/L1, EGFR, or ALK inhibitor therapy. Planned interim analyses in the sarcoma and NSCLC trials are anticipated at the end of the first quarter and in the second quarter of 2022, respectively. In both Phase 2 indications, we are enrolling patients either as a monotherapy or in combination with a PD-1 inhibitor. In addition, a multi-center investigator-initiated Phase 2 clinical trial of mecbotamab vedotin in combination with a PD-1 inhibitor in patients with platinum-resistant ovarian cancer has begun enrollment and is expected to enroll approximately 20 patients.

Ozuriftabmab vedotin (BA3021): We are developing our second product candidate, ozuriftamab vedotin or BA3021, a CAB antibody drug conjugate directed against ROR2, or Receptor Tyrosine Kinase Like Orphan Receptor 2. ROR2 is overexpressed across many different solid tumors, including breast, lung, pancreatic, renal, ovarian, and colorectal cancers, squamous cell cancer of the head and neck, or SCCHN, and melanoma; its tumoral expression is further enhanced among those treated with PD-1 checkpoint inhibitors. Cancer cell expression of ROR2 has been associated with enhanced cancer cell migration, EMT, increased associated risk for relapse, metastasis and unfavorable prognosis. In breast cancer, for example, ROR2 was found to be expressed in the majority of patient samples, with those expressing ROR2 having decreased overall survival. A similar correlation between ROR2 expression level and overall survival was observed in NSCLC and metastatic melanoma. Genetic inactivation of ROR2 in metastatic melanoma cells was shown to prevent metastases of these tumor cells in mice. ROR2 also has essential roles in normal cells and in early development. Inactivation of ROR2 is lethal in mice with defects observed in the heart, nervous system and skeleton. Less severe mutations in ROR2 in humans is associated with skeletal diseases Robinow syndrome and brachydactyly type B.

Employing a similar approach as with mecbotamab vedotin, we developed a TmPS quantitative assay based on ROR2 tumor membrane expression that we use to identify those patients who we believe will be the most likely to respond to our product candidates.

Ozuriftamab vedotin is a CAB anti-ROR2 ADC consisting of a CAB anti-ROR2 humanized IgG1 monoclonal antibody conjugated to MMAE using a cleavable linker. Ozuriftamab vedotin is designed to specifically and reversibly bind to ROR2 in conditions found within the tumor microenvironment, thus conferring a selectivity binding advantage for tumors over normal cells. Upon binding of ozuriftamab vedotin to ROR2 on the surface of tumor cells, it is internalized and the MMAE cytotoxin is released, thus killing the cancer cell.

We are developing ozuriftamab vedotin as a potential therapeutic for multiple solid tumor types, including NSCLC, melanoma, and ovarian cancer. Based on Phase 1 data, we believe ozuriftamab vedotin has broad potential as a cancer therapy for patients with advanced solid tumors who have experienced prior failure of PD-1 blockade. We are enrolling a Phase 2 trial of ozuriftamab vedotin monotherapy or in combination with a PD-1 inhibitor in patients with ROR2 high melanoma who have previously progressed on PD-1/L1 inhibitor and patients with ROR2 high NSCLC who have previously progressed on PD-1/L1, EGFR or ALK inhibitor therapy. A Phase 2 study in patients with ROR2 high SCCHN is anticipated to begin dosing patients in first half of 2022. In addition, a multi-center investigator-initiated Phase 2 clinical trial of ozuriftamab vedotin in combination with a PD-1 inhibitor in patients with platinum-resistant ovarian cancer has begun enrollment.

BA3071: Our third product candidate, BA3071, is a CAB anti-CTLA-4 antibody that is being developed as an immuno-oncology agent with the goal of delivering at least the efficacy of approved CTLA-4 antibodies, such as ipilimumab, but with lower toxicity rate as a result of the CAB’s unique tumor microenvironment-restricted binding. CTLA-4, or cytotoxic T-lymphocyte-associated antigen 4, is an immune checkpoint involved in regulating T-cell activation. The primary role of immune checkpoints is to prevent autoimmune attacks against normal tissue in the body; however, cancer cells often take advantage of this pathway to prevent immune destruction of the tumor. Ipilimumab currently is the only anti-CTLA-4 monoclonal antibody approved by the FDA. It is approved in combination with an anti-PD-1 antibody, nivolumab, for the treatment of multiple solid tumors, including melanoma, RCC, colorectal cancer and NSCLC. Patients treated with ipilimumab face a risk of a number of adverse events associated with inappropriate activation of the immune system beyond the tumor site including severe and sometimes fatal enterocolitis, hepatitis, dermatitis, neuropathy and endocrinopathy. The usage and dosage of ipilimumab is highly limited due to its safety profile, resulting in the average number of cycles on therapy not exceeding four cycles.

We are developing BA3071 as a potential therapeutic for multiple solid tumor indications, possibly including renal cell carcinoma, NSCLC, small cell lung cancer, hepatocellular carcinoma, melanoma, bladder cancer, gastric cancer and cervical cancer. We have initiated a Phase 1/2 dose-escalation trial of BA3071 as monotherapy and in combination with an anti-PD-1 antibody with expansion cohorts to be enrolled upon identification of the recommended dose.

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

There are multiple structural variants of antibodies and other antigen-binding domains being used by others to construct bispecific product candidates, some of which are being tested clinically. However, similar to CAR-T cells and blinatumomab, many of these bispecific product candidates have increased risks of generating life-threatening cytokine release syndrome due to systemic immune activation.

We have applied our CAB antibody technology to develop bispecific CAB antibodies in which one or both antigen-binding domains are active only in the tumor microenvironment. An example of this approach is our EpCAM x CD3 bispecific. EpCAM, or epithelial cell adhesion molecule, is a protein that is over-expressed in many cancers including carcinomas derived from colon, intestine, breast, lung and prostate. Expression of EpCAM has been extensively associated with cell growth and proliferation of both healthy and cancer cells.

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

We have shown in preclinical experiments that our CAB bispecific molecules meet or exceed the activity of conventional bispecifics and reduce systemic activation of potentially fatal immune responses. We are conducting IND-enabling studies for two CAB bispecific antibody product candidates, EpCAM/CD3 and B7-H3/CD3, and one next-generation CAB ADC, Nectin-4. We presently plan to file INDs in 2022 for EpCAM/CD3 and in 2023 for Nectin-4 and B7-H3/CD3. We also are evaluating additional candidates including EGFR/CD3 bispecific and B7-H4 as a next-generation CAB ADC candidate. Overall, we are advancing multiple pre-clinical assets and expect to file one IND in 2022, with the potential to submit up to three additional US INDs in 2023 for our CAB bispecific or ADC molecules.

Our strategy

Our mission is to develop and commercialize innovative antibody-based therapeutics for the treatment of solid tumors that are designed to bind depending on the physical and chemical properties of tumors and their microenvironment. Our CAB technology enables us to generate antibodies that bind to their targets under conditions found in the tumor, but not in healthy tissue. Therefore, we are able to generate antibodies to targets that to this point have been undruggable due to the lack of sufficient therapeutic window with existing antibody technologies. We are also able to use these antibodies to engage targets that exist not only in tumors, but in healthy tissue as well. This has the potential to reduce side effects and toxicity, one of the fundamental challenges of cancer therapies today, thereby expanding the realm of potential therapeutic antibodies. We believe that our proprietary technology and approach have the potential to transform cancer therapy by decreasing systemic toxicities and improving efficacy. Our strategy to achieve this mission is as follows:

•
Advance mecbotamab vedotin through regulatory approval and commercialization. Clinical data from our Phase 1 trial with mecbotamab vedotin are supportive of its development in sarcomas, a set of cancers with a high unmet clinical need. We have initiated a potentially registration-enabling Phase 2 trial for mecbotamab vedotin in treatment refractory sarcoma patients (12 years of age or older), with an AXL TmPS of 50%, patients with an AXL TmPS equal or greater to 70% as the group for the primary analyses, and, if successful, we believe we can further advance mecbotamab vedotin through regulatory approval and commercialization. In addition, we have initiated a potentially registration-enabling Phase 2 trial in NSCLC using a primary AXL TmPS of 1%. We are using a quantitative biomarker assay/TmPS score to identify likely responders and to help enrich our clinical trial programs.
•
Advance ozuriftamab vedotin in PD-1/L1 refractory tumors through regulatory approval and commercialization. We have observed antitumor activity in PD-1 refractory NSCLC and melanoma patients in our Phase 1 trial and have initiated a Phase 2 trial of ozuriftamab vedotin in each of these indications. We are using a quantitative biomarker assay/TmPS score to identify and stratify based the TmPS score the likely responders and to help enrich our clinical trial programs.

•
Advance BA3071 as a CAB- anti CTLA-4 immune checkpoint inhibitor to restrict T-cell activation to the tumor microenvironment. The design of BA3071 is to provide the efficacy of ipilimumab, the only anti-CTLA-4 monoclonal antibody approved by the FDA, but with a significantly enhanced safety profile. This may allow for patients to be treated at higher dosage and/or for more cycles of treatment in combination with an anti-PD-1 antibody that may lead to better therapeutic results.
•
Advance into clinical development multiple CAB bispecific and next generation CAB ADC candidates to further address areas of high unmet needs in treating solid tumors. We believe that our next generation CAB-ADC platform further widens that therapeutic window by enhancing the linker-payload system. In addition, our first CAB EpCAM/CAB CD3 bispecific has recently demonstrated IND-enabling studies with a more than 80-fold improvement in the therapeutic window. Combining our CAB technology with our newly developed next generation CAB-ADC platform replaces the traditional peptide linker with a novel sugar-based linker to deliver the MMAE payload. It is expected that this new CAB ADC system will further reduce off-target, off-tumor toxicity and thereby expand the therapeutic window.
•
Maintain and strengthen our intellectual property portfolio. As of December 31, 2021, we had a total of 584 patents and patent applications with 319 issued patents, 8 allowed applications and 257 pending applications covering our CAB technology and product candidates. This broad patent coverage was designed such that protection of our product candidates is not dependent on any single patent but rather, each product candidate provides multiple layers of protection. We plan to continue to maintain, monitor, enforce and defend our intellectual property.
•
Selectively enter into collaborations to maximize the value of our platform and pipeline. Given the potential of our technology to generate novel product candidates addressing a wide variety of solid tumors, we may opportunistically enter into strategic collaborations around specific geographic regions, indications, combinations and companion diagnostics. We may also explore collaboration arrangements to commercialize any product candidates where we believe the resources and expertise of the third party could be beneficial. These collaborations could advance and accelerate our programs to maximize their market potential and expand the worldwide commercial potential of our CAB technology and assets.

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

There are significant limitations of targeting important antigens with traditional antibodies that can result in reduced efficacy, difficulties related to dosing, decreased durability, and drug-related toxicities, all of which significantly limit the potential for cures with traditional antibodies:

•
Increased toxicity: Antigens are typically expressed in many normal tissues, which for traditional antibodies, including ADCs, could lead to significant on-target, off-tumor toxicity reducing dosing and durability.
•
Target-mediated drug disposition limitation: Target-mediated drug disposition, or TMDD, is the phenomenon in which a drug binds somewhat indiscriminately to its pharmacological target on normal tissue as well as on the intended diseased tissue, thereby causing the antibody to be depleted more rapidly from circulation. As a consequence, the pharmacokinetic characteristics of the drug can be adversely impacted, leading to reduced half-life, lower tumor exposure, which requires more frequent or higher dosing that increases toxicity and ultimately can result in undesirable side-effects, patient treatment-related inconveniences and greater costs.
•
Immunogenicity: Antibodies also can be sensitive to modifications that can lead to immunogenicity, or a strong negative immune system response from the body, which can induce anti-drug antibodies that can reduce efficacy or lead to severe infusion reactions, thereby restricting the potential improvements that could be made with emerging technologies.

The fundamental specificity challenge with traditional monoclonal antibody-based therapy is that there are few known antigens that are specific to tumors and absent in non-cancerous tissues. Drug developers might develop an antibody that is exquisitely specific against its target, but due to the expression of the target on non-tumor cells, systemic administration can result in dose-limiting toxicities from on-target, off-tumor activity. For example, cetuximab targets an antigen that is highly expressed in colorectal cancer, but this antigen is also expressed in epidermal cells throughout the body. Consequently, treatment with cetuximab results in over 80% of patients developing skin toxicities that can severely impact patients’ physical, psychological and social well-being and can lead to treatment discontinuation and dose reduction.

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

While the tumor is acidic, some of the most acidic regions of tumors can be observed at the edge of the tumors, just at the interface with the surrounding tissue or blood, according to a paper published in 2019 in the journal Cancer Research. In this study, pH low insertion peptide, or pHLIP, a peptide that is taken up by cells at a pH below 6.5, was injected into human tumor-bearing mice. While nearly all tumor cells took up this peptide, normal tissue cells did not take up this peptide except in the liver and kidney, which was expected in a pH-independent manner in order to be metabolized and excreted. As shown in the figure described below, certain regions within the tumor and in the cells at the edge of tumors took up some of the highest concentration of the probe, indicating that these areas had pH substantially lower than 6.5. These findings are important when considering the design of therapies for solid tumors because they point to the fact that while the overall tumor is acidic, the most accessible and rapidly growing portions of tumors are likely to have some of the lowest pHs.

Shown below is a tumor “heat” map identifying the tumor cells that are surrounded by an acid microenvironment. Exploiting the established ability of pHLIP to label the membrane of cells exclusively under acidic conditions (≤ pH 6.5) in vivo, the cells within the acidic areas of the tumor in vivo can be identified at the histological level. Mice harboring human breast tumor xenografts were administered Cy7-labeled, or dyed, pHLIP peptide and the tumor tissues were later removed and processed for imaging. Shown on the left is a micrograph of the tumor with the cell-based segmentation data overlayed, including positional information relative to tumor edge. The degree of positivity generated in the above analysis was used to identify a 0-3+ positive cells. Note that the acidic areas extend beyond the traditional hypoxic core of the tumor into the aerobic and oxygenated cells at the invasive fronts at the tumor–stroma interface in vivo. Shown on the right is the breakdown of cancer cells types that are identified by pHLIP acidic cell staining in vivo. A majority of the cells identified are oxygenated and actively replicating tumor cells, and even the non-dividing cancers cells still maintain an acidic environment.

Tumor “Heat” Map

Tumors are highly acidic based on the uptake of pHLIP, a pH-sensitive probe. While the entire tumor is acidic, the lowest pH cells are observed in the replicating cells, which are glycolytic and often oxygenated, i.e., the Warburg Effect.

One reason for the low pH in tumors compared to normal cells is that there are distinct differences in the metabolic processes found in normal and cancer cells. Normal cells generate the energy they need primarily through the oxygen-dependent process called oxidative phosphorylation. In comparison, cancer cells have switched their mechanism of energy production preferentially to the non-oxygen-dependent process known as glycolysis, even in the presence and availability of oxygen. This process switch was first described nearly a century ago and is the basis of modern tumor screening technologies. The dependence of a tumor cell on glycolysis results in the tumor cell metabolizing up to 200 times more glucose than a healthy cell and causing the secretion of significant levels of lactic acid into the tumor microenvironment. This inherent buildup of lactic acid in the tumor microenvironment has been shown to reduce immune cell function and modulate other defense mechanisms of the body, promoting tumor growth and tumor survival. The presence of lactic acid in the tumor microenvironment causes it to have a distinctly acidic pH of less than 6.8 and even lower at the tumor cell surface, a pH so low that it is rarely found in the body except in organs designed for low pH, such as the stomach, where antibodies in the blood do not access, and in special circumstances, such as cancer. In some cancers, the pH goes as low as 5.8, an extremely low level given the normal, slightly alkaline, pH in the body. The body's blood holds its pH within a tight range around a pH of 7.4, with normal tissue typically being even more alkaline, even in the non-cancerous regions of tissues afflicted with cancer.

These pH differences provide a clear correlation between low pH and cancer, one that is borne out in the aforementioned experiments that measure the uptake by cells of the peptide pH tracer pHLIP. These cells are found to have high levels of lactate dehydrogenase, an enzyme that produces the sugar lactate, i.e., lactic acid. Lactate production and secretion are well-known features of glycolysis. Similarly, there is a strong correlation between the uptake of pHLIP and the expression of markers of aggressive tumor growth such as Ki67.

Tumors not only have characteristically low pH, which assists them in reducing the body’s immune defenses, along with acidity they also generate other aberrant conditions and secrete other chemicals and proteins into the tumor microenvironment that may stimulate tumor growth, promote the development of new blood vessels or angiogenesis, degrade surrounding tissues allowing the tumor to spread or metastasize or actively suppress detection and destruction by the immune system. In view of our preclinical studies and clinical trial results and the substantial supporting scientific literature, we believe that there is an opportunity to develop cancer therapies with improved selectivity for tumors by taking advantage of changes in pH, as do our initial product candidates, as well as in the conditions and levels of temperature, pressure and chemical composition in the tumor microenvironment.

Our CAB technology

Our CABs are based on our patented protein discovery and engineering technology. We invented, developed and refined this technology, which we believe selectively activates the binding of proteins and antibodies to targeted cells in the tumor microenvironment based on differences in local conditions such as pH, temperature, pressure or chemical composition compared to normal healthy tissue. We have shown that activity of our CAB biologics is reversible; not only are they active due to the low pH levels of the tumor microenvironment, but also, unlike prodrugs, they are reversibly inactive when they leave the tumor microenvironment and are in a normal physiological environment.

Our CAB technology capitalizes on the well-established Warburg Effect that through a glycolytic process leads to an acidic external tumor microenvironment. Extracellular pH levels in tumors have been measured to be as low as pH 5.8 compared to the tightly controlled, alkaline, pH7.4 of blood, with even higher pH in healthy tissues. Glycolytic metabolism is also the basis of the established PET scanning technology for detection of cancerous tumors. CAB proteins have increased binding activity as the pH in the microenvironment becomes acidic, while being inactive in normal physiological environments. We discovered a novel chemical switch mechanism that underpins this binding activity that involves physiological-occurring chemicals, such as bicarbonate and hydrogen sulfide. These molecules are negatively charged at physiological conditions and interact with positive charged areas on the protein surface. Under acidic conditions found in the tumor microenvironment, these charged molecules are neutralized by the H+ ions and released from the protein surface, uniquely allowing CAB antibodies to bind to their target and attack the tumor cell. We refer to this novel physiological mechanism, used for generating CABs, as Protein-associated Chemical Switch(es)TM or PaCSTM mechanism. The ability to design conditionally active therapeutics with strong selectivity over narrower pH ranges using the PaCS mechanism, offers the opportunity to greatly enhance both the safety and potency of future therapies for solid tumors.

We have used and continue to leverage our patented CAB technology to screen antibody candidates for multiple characteristics. By doing so, we can evolve specific regions on the antibody that will only bind in response to environmental conditions, either enhancing or eliminating binding. Our CAB technology allows us to select antibodies that preferentially bind to the target under the conditions of interest, such as high local acidity (i.e. low pH). CAB antibodies have human or humanized antibody sequences, a characteristic that reduces the risk of immunogenicity compared to emerging technologies in the field, which is supported by both our preclinical and clinical data.

Our CAB antibodies have been designed to be active in the acidic, lower pH of the tumor microenvironment and inactive under the alkaline pH’s of 7.4 and above found in normal physiological conditions. In a quantitative in vitro binding assay, we compared a CAB antibody and a non-CAB antibody that both bind to the target AXL with matched strength of binding to the target, or affinities, when measured at pH 6.0. As shown in the figure below, binding of the CAB antibody was highly sensitive to pH with binding becoming much weaker as it approached pH 7.0 and almost undetectable at a physiological pH of 7.4. In contrast, a non-CAB antibody to AXL showed indiscriminate and experimentally equivalent binding across the entire pH range tested, including at pH 7.4 of normal cells. Our CAB development process is capable of identifying CAB antibodies with a range of sensitivities to pH.

pH-dependent binding of CAB AXL antibodies vs. non-CAB AXL antibodies

CAB antibodies have pH-dependent binding. Traditional antibodies do not have pH-dependent binding in the pH range tested.

Low pH-dependent CAB antibodies are far less likely to bind to targets outside of tumors, resulting in a number of potential advantages over traditional antibodies:

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
•
Improved pharmacokinetics. Limited binding to targets outside of tumors effectively increases their half-life in plasma. The phenomenon of TMDD is a well-known limitation facing the development of many biologics which CAB antibodies can significantly reduce.
•
Broader universe of tumor-specific antigens that can be targeted. There are few highly prevalent tumor-specific antigens expressed on solid tumors that are not expressed at some level in normal tissues, particularly for solid tumors, which represent approximately 90% of tumor types. While some targets, such as EGFR, can be targeted by traditional antibodies with some acceptable level of toxicity in a subset of patients, many other potential targets cannot. CAB antibodies with pH-dependent binding have the potential to significantly reduce the potential risk of systemic toxicities caused by expression of targets on normal tissues.

An important emerging class of antibodies is ADCs. An ADC is a modified antibody that generally has a chemotherapy agent attached to the antibody to enable more targeted chemotherapy treatment of a tumor.

Unfortunately, ADCs frequently bind to targets on normal cells and can lead to severe toxicities. In order to evaluate the CAB technology’s ability to eliminate the on-target, off-tumor toxicities, we generated two ADCs during our preclinical testing: one using a CAB antibody to AXL and another using a traditional non-CAB AXL antibody. Within three days of dosing non-human primates with the traditional non-CAB ADC, the levels of alanine aminotransferase, or ALT, a sign of liver toxicity, increased sharply. Dosing with the CAB ADC resulted in minimal increase in ALT, supporting that on-target, off-tumor toxicity is reduced with the CAB ADC.

We also observed that the plasma concentration and half-life of the CAB ADC were higher than that of the traditional non-CAB ADC. We demonstrated a dose dependency of this observation, which indicates that the primary driver of this absence of TMDD effect with CAB ADC is due to the reduced binding of the CAB ADC to AXL outside of the tumor microenvironment.

Our CAB technology was studied in robust Phase 1 clinical trials for our two leading clinical programs, which have shown the following:

•
Objective antitumor responses: We observed multiple confirmed partial clinical responses (at least 30% reduction in tumor size for at least two consecutive time points) in our Phase 1 data for both mecbotamab vedotin and ozuriftamab vedotin, including in one patient tumor volume shrinkage of more than 90% and another with a complete response (CR), and several patients who remain without tumor progression for more than one year.
•
Antitumor activity correlates with a proprietary biomarker: The presence of the relevant target on a high percentage of tumor cells appeared to correlate with increased antitumor activity.
•
Safety and tolerability: Mecbotamab vedotin and ozuriftamab vedotin were generally well-tolerated at the recommended Phase 2 dose range, which is positively differentiated from both preclinical and cross-trial trial results for a similar non-CAB ADC. Side- effects have been generally manageable with our CAB ADC product candidates, with some patients able to receive more than a year of treatment.

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

Clinical trials

Mecbotamab Vedotin (BA3011)

Phase 1 clinical trial

We have completed a Phase 1 trial of mecbotamab vedotin in patients with advanced solid tumors, including sarcoma, pancreatic cancer and NSCLC who were refractory or resistant to standard therapies. In the Phase 1 trial, a total of 60 patients, including 26 patients with sarcoma, were treated with doses of mecbotamab vedotin ranging from 0.3 mg/kg to 3 mg/kg once every three weeks (Q3W) or doses ranging from 1.2 mg/kg to 1.8 mg/kg twice every three weeks on days 1 and 8 (2Q3W). The Phase 1 sarcoma patients on average had received four or more prior lines of therapy. The solid tumor types enrolled in this study were: soft tissue sarcoma (22 subjects), pancreatic (12 subjects), NSCLC (4 subjects), colorectal (4 subjects), melanoma (3 subjects), bladder (2 subjects), endometrial (2 subjects), Ewing sarcoma (2 subjects), non-TNBC, osteosarcoma, chondrosarcoma, myoepithelial carcinoma, adenoid cystic carcinoma, small cell lung, renal cell carcinoma and mesothelioma of the pleura (1 subject each).

The main goals of this trial were to evaluate the safety, tolerability, antitumor activity, pharmacokinetics and immunogenicity of BA3011 in solid tumor patients. Based upon the overall safety and response rates, the recommended Phase 2 dose was determined to be 1.8 mg/kg delivered every two weeks (Q2W).

Antitumor activity

We evaluated overall response (OR), one of our secondary endpoints, and observed five confirmed partial responses (a reduction of at least 30% in the size of the tumor), four in patients with sarcomas and one with NSCLC. These responses have been shown to be durable (8-15 months in sarcoma patients; duration of response, or DoR, is one of our secondary endpoints). Further, additional patients have experienced prolonged progression-free intervals, a period of time where the existing tumor did not measurably increase in size by more than 20% and no new tumors were known to develop. The toxicities observed were consistent with those described with MMAE-based ADCs and were well-tolerated at the exposure subsequently employed for Phase 2. Importantly we have not observed adverse events that appeared to be related to on-target injury of normal, AXL expressing tissues, i.e., on-target, off-tumor toxicity, consistent with the increase in tumor selectivity from the CAB technology.

Evaluable Patients in Phase 1 at All Doses
High TmPS ≥70
Low TmPS ≤70 or Not Evaluable
Change in Target Lesion from Baseline (%)
100
80
60
40
20
0
-20
-40
-60
-80
-100
0
10
20
30
40
50
60
70
Time (weeks)

Antitumor response over time by AXL expression for evaluable sarcoma patients enrolled in Phase 1 trial at all BA3011 doses tested

We developed and validated, as required by CLIA (the Clinical Laboratory Improvement Amendments, or CLIA, which establishes federal quality standards for laboratory testing), an AXL immunohistochemical assay to quantify the level of target expression on the tumor membrane and cytoplasm. An independent board-certified pathologist scored all samples according to this TmPS scoring scheme determined by us during the clinical validation phase, as well as during the Phase 1 trial.

We observed that approximately 57% of sarcoma patients screened for enrollment had an AXL TmPS of 70% or above. In addition, we identified a correlation between the expression of AXL on the membrane of tumor cells and the observed antitumor clinical response as shown in the figure below. Four of seven sarcoma patients with a confirmed AXL TmPS of 70% or above who were dosed with 1.8 mg/kg of BA3011 Q3W or 2Q3W achieved a confirmed partial response.

Change in sum of target lesions (best response) by AXL TmPS category for Phase 1 evaluable patients at all BA3011 doses tested

Focusing on the subset of sarcoma patients who were dosed with 1.8 mg/kg Q3W or 2Q3W of BA3011 with TmPS of 70%, we observed a correlation of the AXL TmPS and antitumor response. As shown below, five out of six patients with multiple subtypes of sarcoma experienced reductions in tumor volume and four of these five patients achieved confirmed partial responses (observed response for at least two consecutive time points). We are confirming this observed correlation and the TmPS cut-off of 70% or more in our ongoing Phase 2 studies.

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

One of four NSCLC patients enrolled in Phase 1 BA3011 trial was the only patient with an AXL TmPS >=70%.and had a partial response.

Response at Variable Dosing

* =confirmed PR/CR
Maximum Change from Baseline (%)
100
80
60
40
20
0
-20
-40
-60
-80
-100
AXL –
TmPS=0
1.5mg/kg d1,8
AXL –
TmPS=0
1.2mg/kg d1,8
Not
Evaluable
1.2mg/kg d1
AXL +
TmPS=80
1.8mg/kg d1,8
Confirmed PR
Stage IV
adenocarcinoma
(multiple chemo PKIs and
pembrolizumab failure)

Safety

Mecbotamab vedotin was generally well-tolerated. We have not observed adverse events that appear to be related to on-target injury of normal, AXL-expressing tissues. We believe that toxicities observed at the maximally tolerated dose and lower were manageable and off-target effects of free MMAE were consistent with those described with other marketed MMAE-based ADCs. The estimated half-life of mecbotamab vedotin was approximately four days, which is twice the 1.9-day half-life reported for enapotamab vedotin, a non-CAB ADC targeting AXL. We believe this difference may be due to the decreased TMDD resulting from the lack of binding of mecbotamab vedotin to AXL outside of tumors.

In the Phase 1 trial, the Grade 3 or greater adverse events, or AEs, or serious adverse events, or SAEs, deemed related to mecbotamab vedotin were consistent with MMAE-based toxicity and could generally be classified as either reversible myelosuppression (AEs: neutropenia and anemia), transient liver enzyme elevations (AEs: AST/ALT increased) or metabolic disturbances (AEs: hyponatremia, hypokalemia). There were 24 (37.5%) subjects who reported a serious TEAE (SAE), and in 7 (10.9%) of those subjects that serious TEAE was considered related to treatment.. At the anticipated Phase 2 exposure level (1.8mg/kg Q2W), BA3011 was generally well-tolerated. For 1.8 mg 1Q3W there were 2 subjects (22% ; 2/9) who experienced treatment related Grade 3-4 AEs (, vomiting and neutrophil count decrease);for 1.8 mg 2Q3W there were 13 subjects (52%;13/25) who experienced treatment related Grade 3-4 AEs ( neutropenia (x3), hypokalemia (x3), , anemia, nausea, febrile neutropenia, fatigue, lymphocyte count decrease, blood bilirubin increase and lipase increase)For 1.8mg/kg Q3W, there were 4 subjects who experienced an SAE (44%; neutrophil count decrease, intestinal obstruction, lower limb fracture, and sepsis caused by E. coli); for 1.8mg/kg 2Q3W there were11 subjects who experienced an SAE (44%; nausea, pyrexia, lipase increased, hyponatremia, syncope, corneal perforation, hypercalcaemia, gastritis, pneumonia, hepatic encephalopathy, and edema of lower extremities) and of these SAEs, fewer were deemed related to treatment by the investigator (for 1.8mg/kg Q3W: 1 SAE (11.1%; neutrophil count decrease); 1.8mg/kg 2Q3W: 3 SAEs (12%; hepatic encephalopathy, lipase increased and gastritis). For 1.8mg/kg 2Q3W, 2 related AEs led to treatment discontinuation (Grade 2 peripheral neuropathy and Grade 2 fatigue). No AEs led to treatment discontinuation for 1.8mg/kg Q3W.

Overview of adverse events in mecbotamab vedotin (BA3011) Phase 1 trial for patients administered 1.8mg/kg Q3W (d1) or 2Q3W (d1,8) (safety population)

Characteristic	BA3011 1.8 mg/kg Q3W (N=9)	BA3011 1.8 mg/kg 2Q3W (N=25)
Any AEs	9 (100%)	25 (100%)
Related AEs with CTCAE1 Grade 3 or 4[2]	2 (22%)	13 (52%)
Any related serious AEs[2]	1 (11%)	3 (12%)
AEs leading to death	1 (11%)	0
Related AEs leading to death[2]	0	0
Related AEs leading to treatment discontinuation[2]	0	2 (8%)

1.
CTCAE: Common Terminology Criteria for Adverse Events. The NCI Common Terminology Criteria for Adverse Events is a descriptive terminology which is utilized for AE reporting. A grading (severity) scale is provided for each AE term.
2.
As assessed by the investigator. Missing responses are counted as related.

We believe that our CAB AXL ADC, mecbotamab vedotin, compares favorably to enapotamab vedotin, a non-CAB AXL ADC with regard to safety and key pharmacokinetic properties. Comparing across the two Phase 1 trials, both ADCs: (i) were designed to deliver 4 MMAE molecules per antibody (DAR4 loading), (ii) employed similar ADC doses and (iii) enrolled comparable patients with advanced cancer who had experienced treatment failure of prior regimens (see figure below). As a key difference, mecbotamab vedotin was designed to only bind to the AXL target expressed by tumor while enapotamab vedotin would be anticipated to bind to the AXL target throughout the body.

Notably, the estimated half-life of mecbotamab vedotin was approximately four days, which is twice the 1.9-day half-life reported for enapotamab vedotin. We believe this difference may be due to the decreased TMDD resulting from the lack of binding of mecbotamab vedotin to AXL outside of tumors. With respect to reported toxicity comparisons, constipation is believed to be an on-target delivery of MMAE to normal gut tissues that express the AXL target. Despite including a risk mitigation plan in enapotamab vedotin’s trial protocol (a prophylactic stool-softener medication in all patients), the clinical data presented at ASCO 2019 showed that AEs of constipation Grade 1-2 were reported in 49% of the patients and Grade 3-4 in 9% of patients. The rate of constipation reported with mecbotamab vedotin (26% Grade 1-2 and 43% Grade 3-4) was approximately 2 or 3-fold lower for Grade 1-2 and Grade 3-4 TAEs, respectively. We believe the lower observed rates of constipation observed among the mecbotamab vedotin treated patients were typical for an advanced cancer population who commonly receive pain medications that can also cause constipation. While supportive of a reduced toxicity benefit from CAB technology, these comparisons are derived from cross-trial analyses, and would not be included as part of our labeling.

Adverse events, such as peripheral neuropathy, are commonly seen with other ADCs and may be due to free circulating MMAE. Clinical data presented at ASCO 2019 for enapotamab vedotin showed that 38% of the patients had peripheral neuropathy (all Grades) with 2 patients reporting Grade 3-4 AEs. The rate of peripheral neuropathy (all Grade; no Grade 3-4) reported for mecbotamab vedotin (28%) was meaningfully lower than the rate reported with enapotamab vedotin and is believed to be due to the advantageous pharmacokinetic characteristics of a CAB ADC vs. a non-CAB ADC.

At a dose of 2.4 mg/kg Q3W mecbotamab vedotin, two patients experienced dose-limiting toxicities: one with Grade 3 febrile neutropenia and the other with Grade 4 hyperglycemia. Dosing continued at the 2.4 mg/kg with prophylactic administration of pegfilgrastim without any additional dose limiting toxicities. Dosing above 2.4 mg/kg was terminated due to one patient who experienced Grade 4 febrile neutropenia and cardio-respiratory arrest at 3 mg/kg likely related to delayed hepatic and renal excretion of MMAE.

Phase 2 clinical trial

We are conducting a Phase 2, potentially registration-enabling trial with mecbotamab vedotin, enrolling 90 soft-tissue and bone sarcoma patients, with interim analysis anticipated in early 2022 and the complete data set expected in 2023. In addition, we have initiated a Phase 2 trial in NSCLC with mecbotamab vedotin as monotherapy and in combination with an anti-PD-1 agent in patients who have experienced prior disease progression on a PD-1/L1 inhibitor and have a TmPS of 1% or greater. The FDA has reviewed the trial designs, but has not opined on whether Phase 2 clinical trials will be sufficient to support regulatory approval. However, we intend to ask the FDA to consider this further at the planned interim data review point or points for each clinical trial. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. A summary of our clinical development plan for mecbotamab vedotin is below.

Additionally, a multi-center investigator-initiated trial of mecbotamab vedotin led by the Canadian Cancer Trials Group, or CCTG, in platinum-resistant ovarian cancer patients has begun enrollment.

Clinical development plan for mecbotamab vedotin (BA3011), which includes multiple Phase 2 trials

Sarcoma Phase 2 trial:

This Phase 2 trial is an open-label trial to evaluate the efficacy and safety of mecbotamab vedotin alone and in combination with an anti-PD-1 agent in adult and adolescent patients with AXL-expressing TmPS >= 70%, and advanced, refractory sarcoma who have measurable disease by RECIST Version 1.1 criteria and have documented progression according to RECIST Version 1.1 criteria within the six months prior to enrollment. In addition, there is an exploratory cohort of patients with AXL-expressing TmPS of 50-69%. To enroll, patients either had to be ineligible for chemotherapy or had received at least one regimen containing anthracycline and a maximum of three previous lines of systemic therapy for metastatic disease (no more than two lines of combination regimens), including pazopanib, trabectedin, eribulin mesylate or tazemetostat, if applicable, per regional prescribing information. Patients who met the enrollment criteria were assigned to receive either mecbotamab vedotin alone or in combination with an anti-PD-1 agent (for patients 18 years old and above: 240 mg every two weeks (Q2W); for patients 12-17 years old: 3 mg/kg Q2W IV infusion). Patients with tumors showing B-cell infiltration (per immunohistochemistry, or IHC, assay) are preferentially assigned to receive mecbotamab vedotin in combination with an anti-PD-1 agent. Based on data from the Phase 1 part of the trial, the dose of mecbotamab vedotin for Phase 2 is 1.8 mg/kg Q2W.

In Part 1 of this Phase 2 trial, seven cohorts of approximately 10 patients per sarcoma subtype in the monotherapy arm are enrolled:

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
•
Ewing sarcoma
•
Other bone sarcomas, including undifferentiated pleomorphic sarcoma, malignant fibrous histiocytoma, and chondrosarcoma

In addition, two combination cohorts (mecbotamab vedotin with an anti-PD-1 agent) are enrolling up to approximately 10 patients each, of any sarcoma subtype. Patients in one arm will have a tumor showing B-cell infiltration and patients in the other arm will not.

Tumor assessment occurs approximately every 6 weeks from cycle 1 day 1 of treatment, or C1D1, until 12 weeks, and every 8 weeks thereafter. Pharmacokinetic, pharmacodynamic, immunogenicity and biomarker assessments will also be performed at various time points.

An interim analysis is conducted for each subtype or treatment after approximately 10 patients in the subtype or treatment have been followed for at least 12 weeks after the initiation of treatment. Following interim analysis, accrual to the subtype or to a treatment (i.e., mecbotamab vedotin alone or in combination with an anti-PD-1 agent) may proceed to Part 2 of the trial if one or more patients with a response (i.e., confirmed or unconfirmed complete response or partial response) or progression-free rate at 12 weeks is >= 40%. Several cohorts already have qualified to proceed to this Part 2 of the trial. Approximately 150 additional patients may be enrolled for sarcoma subtypes that meet the threshold. The accrual of patients to a specific subtype or to one or both treatment regimen(s) (i.e., mecbotamab vedotin alone and/or mecbotamab vedotin in combination with an anti-PD-1 agent) can be put on hold at any time based on evaluation of available data or by the Independent Data Monitoring Committee, or IDMC, at any time upon review of safety data. Treatment for all enrolled patients will continue until disease progression, unacceptable toxicity, or other reason for treatment discontinuation.

NSCLC Phase 2 trial:

This is a multi-center, open-label, Phase 2 study designed to evaluate the efficacy and safety of mecbotamab vedotin alone and in combination with an anti-PD-1 agent in patients with AXL-expressing TmPS >=1%, metastatic NSCLC who have measurable disease by RECIST v1.1 criteria and have documented progression according to RECIST v1.1 criteria within the 6 months prior to enrollment. To enroll, patients must have prior disease progression on a PD-1/L-1 inhibitor (either monotherapy or in combination with another therapy such as ipilimumab). Patients with EGFR or anaplastic lymphoma kinase (ALK) genomic tumor aberrations should have had disease progression on FDA-approved therapy for these aberrations.

Patients who meet enrollment criteria will be assigned to receive either mecbotamab vedotin alone or in combination with an anti-PD-1 agent (240 mg every 2 weeks (Q2W)). For the first 20 patients (Part 1), treatment assignment will be determined by the sponsor and the medical monitor based on the patient’s prior experience with PD-1/L1 treatment. To be eligible for the PD-1 combination arm, patients must have acceptably tolerated prior PD-1/L1 treatment. In Part 2, up to approximately 200 additional patients may be enrolled depending on observed efficacy at interim analysis. If both monotherapy and combination therapy are further pursued post interim analysis, patients that have acceptably tolerated prior PD-1/L1 treatment will be randomized 1:1 to receive either mecbotamab vedotin alone or mecbotamab vedotin in combination with an anti-PD-1 agent. Randomization will be stratified according to histology (squamous vs. non-squamous) and the number of prior systemic regimens (< 2 vs. < 3). Patients that have not acceptably tolerated prior PD-1/L1 treatment will be assigned to the mecbotamab vedotin monotherapy arm of the study. Based on data from the Phase 1 study, the dose of mecbotamab vedotin for Phase 2 is 1.8 mg/kg Q2W. A dose reduction to 1.5 mg/kg Q2W may be implemented if deemed warranted by the IDMC.

Tumor assessment will occur approximately every 6 weeks from C1D1 until 12 weeks, and every 8 weeks thereafter. Pharmacokinetic, pharmacodynamic, immunogenicity and biomarker assessments will be performed at various time points.

An interim analysis will be conducted after approximately 20 patients (e.g. 10 patients on mecbotamab vedotin monotherapy arm and 10 patients in the mecbotamab vedotin and anti-PD-1 agent combination arm) have the potential to be followed for at least 12 weeks after the initiation of investigational product. Following interim analysis, accrual to a treatment (i.e., mecbotamab vedotin alone or in combination with an anti-PD-1 agent) may be put on hold if the number of patients with a response (i.e., confirmed or unconfirmed complete response, partial response or stable disease) are below a pre-defined threshold. Depending on observed efficacy at the interim analysis, additional NSCLC patients may be enrolled for a total of up to approximately 200 patients (100 patients in each of the 2 treatment groups) with AXL-expressing, metastatic NSCLC. The accrual of patients to one or both treatment regimen(s) (i.e., mecbotamab vedotin alone and/or mecbotamab vedotin in combination with an anti-PD-1 agent) can be put on hold at any time based on evaluation of available data. Treatment for all enrolled patients will continue until disease progression, unacceptable toxicity, or other reason for treatment discontinuation.

Ozuriftamab Vedotin (BA3021)

Phase 1 clinical trial

We have completed the dose escalation part of a Phase 1 clinical trial of ozuriftamab vedotin in patients with locally advanced unresectable or metastatic solid tumors including NSCLC and melanoma, who were refractory or resistant to standard therapies. As shown below, cohorts were treated with doses of ozuriftamab vedotin ranging from 0.3 mg/kg to 3.3 mg/kg once every three weeks (Q3W) or doses ranging from 1.5 mg/kg to 1.8 mg/kg twice every three weeks on days 1 and 8 (2Q3W). In Phase 1, 60 subjects were enrolled into 9 dose cohorts: 0.3 mg/kg Q3W (1 subject), 0.6 mg/kg Q3W (1 subject), 1.2 mg/kg Q3W (1 subject), 1.8 mg/kg Q3W (3 subjects), 2.4 mg/kg Q3W (16 subjects), 3.0 mg/kg Q3W (19 subject), 3.3 mg/kg Q3W (5 subjects), 1.2 mg/kg 2Q3W (3 subjects), 1.5 mg/kg 2Q3W (3 subjects), and 1.8 mg/kg 2Q3W (8 subjects). The solid tumor types enrolled in this study were: soft tissue sarcoma (40 subjects), NSCLC (6 subjects), melanoma (2 subjects), pancreatic (2 subjects), non-TNBC (2 subjects), TNBC (2 subjects), colorectal, GIST, urachus, ampulla of vatter, rectal carcinoid and head and neck (1 subject each).

The main goal of this trial was to evaluate the safety, tolerability, antitumor activity, pharmacokinetic and immunogenicity of ozuriftamab vedotin in solid tumor patients. Based upon the overall safety and response rates, the recommended Phase 2 dose is 1.8 mg/kg delivered every two weeks (Q2W). The trial’s objectives were the following:

Primary

•
To define the safety profile, including DLT, and determine the MTD and/or RP2D and other safety parameters for ozuriftamab vedotin in patients with advanced solid tumors.

Secondary

•
To assess antitumor activity of ozuriftamab vedotin including endpoints such as OR, DoR, disease control, time-to-response, and ORR, according to RECIST Version 1.1.
•
To assess the pharmacokinetics of ozuriftamab vedotin.
•
To evaluate the immunogenicity of ozuriftamab vedotin.

Antitumor activity

We evaluated OR, one of our secondary endpoints, as shown in the figure below. At various dose levels, treatment with ozuriftamab vedotin has resulted in a complete response in one patient with metastatic melanoma. This patient remains progression free more than two years after initiating therapy. In addition, two patients with NSCLC (~31% and ~49% tumor reduction) and one patient with advanced head and neck cancer (~54% tumor reduction) were partial responses.

Of the six NSCLC patients enrolled in the dose escalation phase, two patients achieved a durable partial response (duration of response is one of our secondary endpoints) and a third experienced tumor reduction to a lesser degree (change from baseline in tumor size is one of our secondary endpoints, as shown below). Similar to the observed correlation of antitumor activity with higher levels of tumoral membrane AXL expression, as shown below, the two NSCLC patients with partial responses to ozuriftamab vedotin had ROR2 TmPS of at least 70%. We were not able to characterize ROR2 TmPS for the third patient who also experienced tumor shrinkage. Another patient with late stage NSCLC and bone metastases and a ROR2 TmPS of 100%, treated with a suboptimal dose of ozuriftamab vedotin (1.2mg/kg 2Q3W), experienced tumor shrinkage prior to progression of their metastatic bone lesions. All NSCLC patients who enrolled in this trial had previously been treated with PD-1 therapy.

NSCLC patients enrolled in ozuriftamab vedotin (BA3021) Phase 1 trial by ROR2 TmPS. Tumor membrane ROR2 expression was associated with antitumor response in two of the five NSCLC patients with evaluable ROR2 TmPS

Two metastatic melanoma patients were enrolled in the initial part of the trial, as shown below. The ROR2 positive patient achieved a significant durable partial response (duration of response is one of our secondary endpoints). Furthermore, this patient, who had previously experienced failure of both nivolumab and nivolumab plus ipilimumab, achieved complete response and remains without disease progression more than two years after initiating ozuriftamab vedotin.

All evaluable metastatic melanoma patients enrolled in ozuriftamab vedotin (BA3021) Phase 1 trial by ROR2 TmPS

The metastatic melanoma patient who achieved a complete response experienced clearance of metastatic lung lesions. Illustrated below is one of the two lung lesions that cleared. Moreover, a pretreatment biopsy of an involved, abnormally enlarged cervical lymph node showed active melanoma. Subsequently, an on-treatment biopsy of the same node demonstrated no evidence of melanoma.

Clearance of lung lesions in metastatic melanoma patient who received ozuriftamab vedotin (BA3021)

Pre-treatment and post-treatment CT scans of one of two lung lesions that were both cleared in a metastatic melanoma patient who received ozuriftamab vedotin (BA3021)

In addition, one head and neck cancer patient achieved a partial response with a 54% reduction in tumor size.

Safety

Similar to mecbotamab vedotin, ozuriftamab vedotin was generally well-tolerated. We have not observed adverse events that appear to be related to on-target injury of normal, ROR2-expressing tissues. We believe that reported toxicities were consistent with off-target effects of free MMAE consistent with those described with other marketed MMAE-based ADCs.

In the Phase 1 trial, the Grade 3 or greater AEs or SAEs deemed related to ozuriftamab vedotin were consistent with MMAE-based toxicity and could generally be classified as either reversible myelosuppression (AEs: neutropenia, anemia), transient liver enzyme elevations (AEs: AST/ALT increased) or metabolic disturbances (AEs: hyponatremia, hypokalemia). There were a total of 24 (40%) patients who experienced an SAE, 12 (20%) of which were serious TEAEs that were considered related to treatment. At the Phase 2 exposure levels (1.8mg/kg Q2W), ozuriftamab vedotin was generally well tolerated. For 1.8 mg 1Q3W33.3% (1/3) of subjects experienced treatment-related Grade 3-4 AEs (anemia) and 0% had an SAEs (0); for 1.8 mg 2Q3W:62% (5/8) of subjects experienced treatment-related Grade 3-4 AEs (fatigue, hyponatremia, multiorgan failure, peripheral neuropathy and hyperglycemia) and 50% experienced an SAEs (4/8%; infected biloma, pyrexia, multiorgan failure and hyperglycemia). Three of these SAEs, were deemed related to treatment by the investigator (37.5%; pyrexia, multiorgan failure and hyperglycemia). For 1.8mg/kg 2Q3W, one subject (12.5%) experienced a TEAE that led to death and was considered potentially related to study treatment.

The subject was a 47-year-old female with a history of metastatic TNBC previously treated with bilateral mastectomy, radiotherapy, doxorubicin + cyclophosphamide + paclitaxel, capecitabine, nab-paclitaxel, atezolizumab, and sacituzumab govitecan. According to the investigator, no clear etiology of the subject’s signs and symptoms was identified. The investigator was unable to identify another clear-cut cause of the subject’s medical deterioration; however, as these events were temporally following her infusion of study drug, the investigator was unable to rule out that the events were not related. Given the widespread metastatic tumor and that the measured free MMAE levels were within the range observed in other patients treated at the same dose level, the Investigator could not conclude these events were definitely related to the study drug.

For 1.8mg/kg Q3W, none of the related AEs or SAEs led to treatment discontinuation. For 1.8mg/kg 2Q3W, one (12.5%) of the related AEs or SAEs (multiorgan failure) led to treatment discontinuation.

Overview of adverse events in ozuriftamab vedotin (BA3021) Phase 1 trial for patients administered 1.8mg/kg Q3W (d1) or 2Q3W (d1,8) (safety population)

Characteristic	BA3021 1.8 mg/kg (Q3W) (N=3)	BA3021 1.8 mg/kg (2Q3W) (N=8)
Any AEs	3 (100%)	8 (100%)
Related AEs with CTCAE Grade 3 or 4[1]	1 (33%)	5 (62%)
Any related serious AEs[1]	0	3 (37.5%)
Related AEs leading to death[1]	0	1 (12.5%)
Related AEs leading to treatment discontinuation[1]	0	1 (12.5%)

1.
As assessed by the investigator. Missing responses are counted as related.

At a dose of 3mg/kg Q3W, two patients experienced dose-limiting toxicities: one with Grade 3 dyspnea (self-resolved without intervention) and the other with Grade 4 febrile neutropenia (in a subject that did not receive prophylactic pegfilgrastim as directed) which resolved on day 2 of hospitalization.

Clinical development plans

We are conducting a potentially registration-enabling Phase 2 trial for ozuriftamab vedotin monotherapy or in combination with a PD-1 inhibitor in melanoma and NSCLC patients that have experienced prior disease progression on a PD1/L1 inhibitor and have a ROR2 TmPS of 1% or more. However, we have not discussed with the FDA whether the Phase 2 clinical trials will be sufficient to support regulatory approval and we cannot assure you that the FDA will agree that such data will be sufficient to support approval. We intend to perform an interim analysis when up to approximately 20 evaluable patients in each indication have the potential to be followed for at least 12 weeks, which we expect to occur in the second half of 2022. Results from these analyses will drive the decision to expand enrollment in each indication to up to 200 patients, and we expect final data in 2024.

We have initiated a Phase 2 clinical trial for ozuriftamab vedotin in head and neck squamous cell carcinoma (SCCHN). In the dose escalation part of the ozuriftamab vedotin Phase 2 trial, we observed a partial response (PR) in one ROR2 positive SCCHN patient (TmPS=16%) who was refractory to four prior lines of therapy including treatment with cetuximab and pembrolizumab. The Phase 2 trial studying SCCHN will enroll 40 patients who had experienced prior failure of PD-1 therapy. Dosing in the first half of 2022, the patients will receive ozuriftamab vedotin monotherapy. Additionally, a multi-center investigator-initiated trial of ozuriftamab vedotin led by CCTG in platinum-resistant ovarian cancer patients has begun enrollment.

Phase 2 clinical development plan for ozuriftamab vedotin (BA3021) for multiple indications

NSCLC and Melanoma Phase 2 trial

This Phase 2 trial is an open-label trial to evaluate the efficacy and safety of ozuriftamab vedotin alone and in combination with an anti-PD-1 agent in patients with ROR2-expressing (TmPS >1%) and metastatic NSCLC or melanoma who have measurable disease by RECIST Version 1.1 criteria and have documented progression according to RECIST v1.1 criteria within the 6 months prior to enrollment.

Enrolled patients are assigned to receive either ozuriftamab vedotin alone or in combination with an anti-PD-1 agent (240 mg every 2 weeks (Q2W)). For the first 20 patients (10 patients in each of the 2 indications) (Part 1), treatment assignment is determined by the sponsor and the medical monitor based on the patient’s prior experience with PD-1/L1 treatment. To be eligible for the PD-1 combination arm, patients must have acceptably tolerated prior PD-1/L1 treatment. In Part 2, up to approximately 200 additional patients per indication may be enrolled depending on observed efficacy at interim analysis. For each indication, if both monotherapy and combination therapy are further pursued post interim analysis, patients that have acceptably tolerated prior PD-1/L1 treatment will be randomized 1:1 to receive either ozuriftamab vedotin alone or ozuriftamab vedotin in combination with an anti-PD-1 agent. For the NSCLC indication, randomization will be stratified according to histology (squamous vs. non-squamous) and the number of prior systemic regimens (< 2 vs. < 3). For the melanoma indication, randomization will be stratified according to Eastern Cooperative Oncology Group performance status 0 vs. 1 and the number of prior systemic regimens (< 2 vs. < 3). For both indications, patients that have not acceptably tolerated prior PD-1/L1 treatment will be assigned to the ozuriftamab vedotin monotherapy arm of the study. Based on data from the Phase 1 part of the study, the dose of ozuriftamab vedotin for Phase 2 is 1.8 mg/kg Q2W. A dose reduction to 1.5 mg/kg Q2W may be implemented if deemed warranted by the IDMC.

Tumor assessment will occur approximately every 6 weeks from C1D1 until 12 weeks, and every 8 weeks thereafter. Pharmacokinetic, pharmacodynamic, immunogenicity and biomarker assessments will be performed at various time points.

For each indication, an interim analysis will be conducted after up to approximately 20 patients (e.g.10 patients in each treatment group) have the potential to be followed for at least 12 weeks after the initiation of investigational product. Following interim analysis, accrual to a treatment (i.e., ozuriftamab vedotin alone or in combination with an anti-PD-1 agent) may be put on hold if the number of patients with a response (i.e., confirmed or unconfirmed complete response or partial response) are below a pre-defined threshold. Depending on observed efficacy at the interim analysis, additional NSCLC and/or melanoma patients may be enrolled for a total of up to approximately 200 patients (100 patients in each of the 2 treatment groups) with ROR2-expressing, metastatic NSCLC and a total of up to approximately 200 patients with ROR2-expressing, metastatic melanoma. The accrual of patients to a treatment regimen(s) (i.e., ozuriftamab vedotin alone and/or ozuriftamab vedotin in combination with an anti-PD-1 agent) can be put on hold by the sponsor at any time based on evaluation of available data or by the IDMC at any time upon review of safety data. Treatment for all enrolled patients will continue until disease progression, unacceptable toxicity or other reason for treatment discontinuation.

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

As shown below, examination of the immune cell composition of treated tumors found that those treated with BA3071 antibodies had increased numbers of CD8 T cells than IgG control mice. CD8 T cells are effector cells that mediate tumor cell killing. These levels were similar to those observed in tumors treated with the ipilimumab analog.

Tumor infiltrating lymphocytes of human CTLA-4 engineered mice

BA3071 functioned similar to ipilimumab in stimulating CD8 T cells in tumors

In contrast, BA3071 antibodies did not lead to changes in the T cell subsets in peripheral blood, as set forth in the figure below. The percentage of CD4 effector cells in CAB-treated mice were similar to those observed with the controls. The percentage of CD4 effector cells in ipilimumab analog-treated mice more than doubled, consistent with systemic inhibition of the CTLA-4 checkpoint. We believe that the observed tumor-restricted activity of BA3071 will be associated with fewer systemic target-based toxicities.

Normal peripheral blood lymphocytes of human CTLA-4 engineered mice

Unlike the ipilimumab analog, BA3071 did not lead to stimulation of T cells in peripheral blood

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

These results were consistent with the preclinical results shown two and three figures above that demonstrated that CAB anti-CTLA-4 antibodies had insignificant target-based activity outside of tumors. We believe that this non-human primate study provides support for assessing the safety and tolerability of BA3071 in clinical trials. We anticipate that BA3071 will have a wider therapeutic window than ipilimumab, which may enable it to be better tolerated when used in combination with an anti-PD-1 antibody with the potential to further increase efficacy by allowing administration of higher doses and longer duration of treatment.

Clinical Development Plans

We initiated a Phase 1 dose-escalation trial of BA3071 in advanced solid tumor patients in 2021 and expect our first enrolled patient in the first half of 2022. We expect this trial will examine the safety and tolerability of BA3071 at doses ranging from 7mg Q3W to 700mg Q3W (equivalent to 10mg/kg of ipilimumab) as monotherapy and in combination with an anti-PD-1 antibody.

BA3361: CAB-Nectin-4-ADC

Nectin-4 is widely expressed and has adhesive roles in normal tissues. The CAB selectivity to target Nectin-4 in the tumor microenvironment is critical in providing the necessary safety to deliver the drug conjugate selectively to cancerous tissue. A clinical candidate was selected from a set of lead molecules that were characterized by multiple assays including functional assays. In addition to the assay performance, the lead candidate demonstrated high binding under tumor conditions and little to no binding under normal physiological conditions. The candidate is in cell line development and a new, highly stable linker was successfully tested in vitro and in vivo.

BA3151: CAB-B7-H4-ADC

B7-H4 is highly expressed on numerous tumor tissues and the expression level directly correlates with adverse clinical and pathological features. A set of lead molecules were characterized in vitro including functional assays and in vivo efficacy models. Selection of the lead candidate was based on criteria including high binding activity under tumor conditions and low binding activity under normal physiological conditions.

Bispecific candidates

BA3182: EpCAM x CD3

We have developed and conducted preclinical studies of an EpCAM x CD3 bispecific candidate, BA3182, with an EpCAM binding domain and a CD3 binding domain , both binding domains with CAB activity (Dual-CAB). Dosage was 1mg per kilogram twice per week in mice, which is roughly equivalent to 0.25 mg per kilogram in non-human primates. As shown below, we found this construct had a potent antitumor activity in a HCT116, a human colorectal carcinoma cell line, xenograft model in mice with a humanized immune system.

Tumor Volume (mm³)
Mean ± SEM
2500
2000
1500
1000
500
0
Isotype x WT CD3
EpCAM x WT CD3
CAB EpCAM x CAB CD3 BF45
0
10
20
30
40
50
Study Days

Safety

While there was no observable difference in antitumor efficacy between antibodies with CAB domains and those with conventional non-CAB antigen-binding domains, a conventional EpCAM x CD3 bispecific antibody led to a much higher level of undesirable systemic immune activation than the CAB EpCAM x CAB CD3 bispecific antibody in non-human primates.

BA3142: B7-H3 x CD3

Our second bispecific product candidate, BA3142, is a dual-CAB T-cell engager targeting B7-H3, a protein expressed on many solid tumors. The lead molecule was characterized by multiple assays including functional assays, and by efficacy studies in a xenograft model of human pharyngeal cancer using mice with a humanized immune system. The lead molecule showed antitumor activity comparable to a non-CAB antibody, while demonstrating lower binding and functional activity under physiological conditions, as expected for a CAB bispecific antibody.

BA3311: EGFR x CD3

Targeting EGFR with a CAB bispecific antibody is expected to provide benefit since the target is widely expressed in healthy tissue, such as skin, which would otherwise result in on-target, off-tumor toxicity if targeted by a non-CAB antibody. A set of lead molecules were characterized by multiple assays including functional assays and all demonstrated high activity at acidic pH with little to no activity under physiological conditions. Studies, using a colorectal cancer model to select the clinical lead, are in progress and are expected to be completed in the first quarter of 2022.

Clinical Development Plans

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

We have shown in preclinical experiments that our CAB bispecific molecules meet or exceed the activity of conventional bispecifics and reduce systemic activation of potentially fatal immune responses. We have advanced two CAB bispecific antibody product candidates, BA3182 (EpCAM x CD3) and BA3142 (B7H3 x CD3) into preclinical studies, and BA3311 (EGFR x CD3) is a current subject of IND enabling studies. We believe that our CAB technology opens up the opportunity for the creation of a broad set of bispecific product candidates with antitumor potential. Through these CAB bispecific antibodies, we believe we can activate T cells directly in tumors using CAB domains targeting tumor-specific antigens. Our CAB bispecific antibodies are not expected to lead to systemic immune activation, which we believe may allow for increased efficacy through more potent T cell activation, higher doses or administration in combination with other immuno-oncology therapies, such as checkpoint inhibitors.

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

There are numerous companies in various stages of clinical development of ADCs, one of the key feature of our product candidates mecbotamab vedotin and ozuriftamab vedotin. Currently, there are multiple approved ADCs and many more in clinical development, the vast majority of which were being developed for the treatment of cancer. Certain other companies are also pursuing antibody therapies in immuno-oncology, such as Seattle Genetics. Although we do not believe competing companies have selective CAB technology, there is a wide array of activity in multiple areas of immune-based cellular therapies for oncology.

In addition, if any of our product candidates are approved in oncology indications such as pancreatic, breast and other cancers, they may compete with existing biologics and small molecule therapies or may be used in combination with existing therapies. There are also many other therapies under development that are intended to treat the same cancers that we are targeting or, although yet to be identified, may target with our CAB technology platform, including through approaches that could prove to be more effective, have fewer side effects, be cheaper to manufacture, be more convenient to administer or have other advantages over any products resulting from our technology.

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

Manufacturing

Our CAB antibodies are designed and produced using our patented Comprehensive Integrated Antibody OptimizationTM, or CIAO!TM, technology. The successful evolution, design, and development of a CAB antibody with specific characteristics and qualities require that the development and manufacturing processes result in the CAB antibody with the desired properties. We have developed our patented process of CIAO! that integrates into the design process the critical features for subsequent development steps and manufacturing. A key element of the CIAO! process is that all design and development of the antibody is conducted in a mammalian cell line such as Chinese hamster ovary. This host cell is essentially identical to that used for manufacturing the majority of antibodies. This integrated and efficient approach is designed to provide consistency of the folding, glycosylation and other critical features throughout the development and commercialization process for improved activity, selectivity and yields in manufacturing.

We currently do not own or operate any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We also expect to rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. Furthermore, the raw materials for our product candidates may be sourced, in some cases, from a single-source supplier. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We have personnel with significant technical, manufacturing, analytical, quality, including current good manufacturing practices, or cGMPs, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

Collaborations

We intend to selectively enter into collaborations to maximize the value of our platform and pipeline.

License Agreements

Global Co-Development and Collaboration Agreement with BeiGene, Ltd.

In April 2019, we entered into a Global Co-Development and Collaboration Agreement with BeiGene, Ltd. which, as amended in December 2019 and October 2020, provided for the development, manufacturing and commercialization of BioAtla’s investigational CAB CTLA-4 antibody, BA3071. Under the terms of our BeiGene collaboration, BeiGene was generally responsible for developing the CAB-CTLA-4 antibody and for global regulatory filings and commercialization. Subject to the terms of the agreement, BeiGene held an exclusive license with BioAtla to develop and manufacture the product candidate globally. BeiGene was responsible for all costs of development, manufacturing and commercialization globally. At the time of execution of the BeiGene collaboration, we received a $20 million upfront payment and in December 2019, we received an additional $5 million for the reimbursement of manufacturing costs. We were eligible to receive subsequent development and regulatory milestones globally and commercial milestones in the BeiGene territory, together with tiered royalties on sales worldwide.

On November 19, 2021, we entered into Amendment No. 3 to the Global Co-Development and Collaboration Agreement ( “Amendment No.3”) Under Amendment No. 3, the collaboration agreement was terminated, subject to survival of certain provisions, and BeiGene handed back rights to certain know-how and materials received under the collaboration agreement and we assumed responsibility for the development and commercialization of BA3071, in addition to other standard provisions. As consideration for Amendment No.3, we agreed to pay BeiGene mid-single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of BA3071.

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

Amended and Restated Exclusive Rights Agreement with Himalaya Therapeutics SEZC

In January 2020, we entered into an Amended and Restated Exclusive Rights Agreement with Himalaya Therapeutics SEZC. Under the terms of the agreement, we granted Himalaya Therapeutics SEZC an exclusive, sublicensable license under certain patents and know-how controlled by us to develop, manufacture, conduct clinical trials, obtain regulatory approval of and commercialize 10 CAB-antibodies for the territory of the People's Republic of China, Macao, Hong Kong and Taiwan and a CAB-HER2-bispecific-antibody worldwide, in each case in the field of the treatment of cancer in humans. We also granted Himalaya Therapeutics SEZC an exclusive, sublicensable license under certain patents and know-how controlled by us to develop, manufacture, conduct clinical trials, obtain regulatory approval of and commercialize an IL-22 non-CAB-antibody worldwide, which option rights are subject to certain co-development plans in the agreement for the joint development and commercialization of the IL-22 non-CAB-antibody by Himalaya Therapeutics SEZC and us. The term of the agreement continues unless terminated by mutual written consent of the parties and also contains customary provisions for termination by either party. Payments to us may include upfront payments, milestone payments and royalties equal to the lower of (i) the low teens of annual net sales and (ii) the mid-twenties of the royalties and other comparable payments received by Himalaya Therapeutics SEZC from third parties, which represent a variable interest held by us, but no payments have been made to date. The royalty term, on a product-by-product and country-by-country basis, is the period of time commencing on the first commercial sale of such product in such country and expiring upon the latest of (i) the expiration of the last valid claim in a patent covering the composition of matter or method of use for such product licensed under the agreement in such country, (ii) the expiration of any other exclusivity protection of such licensed product in such country, and (iii) the 15th anniversary of the date of first commercial sale of such product in such country. We are eligible to receive up to $77.5 million in upfront payments and potential milestones.

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

Amended and Restated Exclusive License Agreement with EXUMA Biotech Corp

In May 2016, we entered into an Exclusive License Agreement with EXUMA Biotech Corp. (“EXUMA”, formerly F1 Oncology, Inc.) and its affiliates, which, as amended in July 2016 and November 2017 and as amended and restated in November 2019, granted an exclusive, worldwide, sublicensable license under certain patents and know-how controlled by us to develop, manufacture and commercialize four CAB ACT (CAR-T) preparations and treatments for cancer. EXUMA granted us an exclusive, worldwide, royalty free, fully paid-up, sublicensable license under certain patents and know-how controlled by EXUMA and EXUMA’s interest in technology jointly developed under the agreement to develop, manufacture and commercialize non-ACT CAB products for any indication.

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

Intellectual property

Since inception, we have recognized the value of strong, defensible and relevant intellectual property protection. We seek to protect our technologies and products and the potential market for such technologies and products. To accomplish this goal, we apply for patents covering our processes and compositions. We also apply for patents covering developments and technologies for purpose of preventing third parties from developing competing products. Inventions related to various aspects of our core technologies have already been protected by issued and pending patent applications. As of December 31, 2021, we had 584 patents and patent applications with 319 issued, 8 allowed applications and 257 pending applications.

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

Company-owned patents

Mecbotamab vedotin is covered by a number of filings, including a published PCT application filed in 2017 that entered the national phase in 2018. National phase applications have been granted in Australia, Israel, Japan, and the United States and are pending in 13 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037.

Ozuriftamab vedotin is covered by a number of filings, including a published PCT application filed in 2017 that entered the national phase in 2018. National phase applications are pending in 14 jurisdictions in addition to the United States, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037.

BA3071 is covered by a number of filings, including a published PCT application filed in 2019 that entered the national phase in 2021. In addition to filings made in the non-PCT countries of Argentina and Taiwan, national phase applications are pending in 15 jurisdictions in addition to the United States, including most major market countries. Composition of matter claims issuing from this application would not expire before 2039.

Our pre-clinical stage CAB antibody programs, including CAB-anti-EpCAM antibodies and CAB-anti-Nectin-4 antibodies, are covered by a number of filings. As of December 31, 2021, CAB-anti-EpCAM antibodies are covered by 10 national phase filings, including the United States, and a non-PCT filing in Taiwan. CAB-anti-Nectin-4 antibodies are covered by a PCT application and an application in Taiwan. Composition of matter claims issuing from these applications would not expire before either 2040 or 2041.

Core components of our product candidates are protected by company-owned platform applications directed to novel methods of protein evolution, methods of making conditionally active biologics, integrated selection and evolution of antibodies and proteins in expression production hosts, multi-specific antibodies and methods of making, modified antibody regions, conditionally active biological proteins, proteins targeting orthologs, discovery of and production of conditionally active biologic proteins in eukaryotic cell production hosts, conditionally active chimeric antigen receptors for modified T-cells, diagnostics using conditionally active antibodies, conditionally active polypeptides, antibodies targeted to senescent cells, conditionally active proteins for neurodegenerative diseases, and conditionally active proteins with pH selectivity. We also have 15 issued U.S. patents covering various aspects of the manufacturing methods used to generate CAB antibodies that have patent terms expiring from 2030 to 2036. We also have an issued patent in the U.S. protecting our method of manufacturing conditionally active multi-specific antibodies that has a patent term expiring in 2033.

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

Licensure and regulation of biologics in the United States

In the United States, the FDA regulates biologic products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, labeling, packaging, storage, record keeping, distribution, post-approval monitoring and reporting, import, export, advertising and other promotional practices involving biologic products. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except the section of the FDCA that governs the approval of new drug applications, or NDAs. Biological products are approved for marketing under provisions of the PHSA, via a Biologic License Application, or BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

U.S. biologic products development process

Biological product candidates must be approved by the FDA pursuant to a BLA before they may be legally marketed in the United States. The process generally involves the following:

•
Completion of extensive preclinical laboratory tests and in vivo studies in accordance with the FDA’s current good laboratory practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
Submission to the FDA of an IND, which must become effective before clinical trials may begin;
•
Approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
•
Performance of adequate and well-controlled clinical trials in accordance with the FDA’s IND regulations, GCP requirements, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

•
Preparation and submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•
A determination by the FDA within 60 days of its receipt of a BLA to file the application;
•
Satisfactory completion of FDA pre-approval inspections of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;
•
Satisfactory completion of any potential FDA audits of the nonclinical and clinical trial sites that generated the data in support of the BLA to assure compliance with GCPs and integrity of the clinical data;
•
Payment of user fees for FDA review of the BLA;
•
Review of the product by an FDA advisory committee, if applicable;
•
FDA review and approval of the BLA.

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

Clinical trials under an IND

Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators, who are generally physicians not employed by, or under, the control of the trial sponsor. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors and (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated in the trial. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or his or her legal representative, reviews and approves the study protocol, and must monitor the clinical trial until completed.

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
•
Phase 3. The biologic product candidate is administered to an expanded patient population at multiple sites to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of a biologic.

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

Concurrent with clinical trials, companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug or biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

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

The cost of preparing and submitting a BLA is substantial. Under the Prescription Drug User Fee Act, or PDUFA, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual prescription drug program. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.

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

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMPs to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions on approval. During the product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the product candidate. REMS involve additional risk minimization strategies to ensure that the benefits of the product outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA typically will inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA has committed to reviewing such resubmissions in two or six months, depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

The FDA has agreed to specified performance goals in the review of BLAs under the PDUFA. One such goal is to review standard BLAs in 10 months after the FDA files the BLA, and priority BLAs in six months, whereupon a review decision is to be made. The review process and the PDUFA goal date for both standard and priority review BLAs may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of product supply issues. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Competitors may receive approval of either a different product for the same indication or the same product for a different indication.

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

FDA approval and regulation of companion diagnostics

If use of an in vitro diagnostic is essential to the safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a biologic product or indication, the FDA generally will not approve the biologic product or new biologic product indication if the companion diagnostic device is not approved or cleared for that indication.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA, approval. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic has adequate sensitivity and specificity, has adequate specimen and reagent stability, and produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, additional testing and/or restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also register their establishments and list their devices with the FDA. A medical device manufacturer’s manufacturing processes, and the processes of the device specification developer and repackager/relabeler (if different from the manufacturer) and initial importer (if manufactured outside of the United States) are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, importation, labeling, packaging and shipping of medical devices. Facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biologic product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, the PREA generally does not apply to any biologic product candidate for an indication for which orphan designation has been granted with the exception of orphan-designated biologics if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.

The Best Pharmaceuticals for Children Act, or BPCA, provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Biosimilars and exclusivity

The Patient Protection and Affordable Care Act, or the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has licensed numerous biosimilars under the BPCIA, and has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the proposed biosimilar biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or studies though the FDA has broad discretion to set or waive certain biosimilar licensure data requirements. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose some hurdles to biosimilar product implementation which is still being evaluated by the FDA.

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

The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

Brexit and the regulatory framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. The transition period ended on December 31, 2020. On December 30, 2020, the United Kingdom and EU signed the Trade and Cooperation Agreement (TCA), which includes an agreement on free trade between the two parties. The TCA does not contain wholesale mutual recognition of regulatory regimes for pharmaceuticals as was hoped. There is mutual recognition of cGMP inspections of manufacturing facilities but it does not include reciprocal arrangements for the recognition of batch testing certification, in order to avoid unnecessary re-testing on importation of products.

There is considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and the EU’s intertwined legal regimes as to how Brexit will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for any product candidates we may develop, which could significantly and materially harm our business. See “Risk factors—Risks related to regulatory approval and other legal compliance matters— Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting and health information privacy and security laws, which could expose us to significant losses, including, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings” for additional disclosures regarding risks related to privacy laws in the United Kingdom and European Union.

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

Other U.S. healthcare laws and compliance requirements

In the United States, biotechnology company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice, or the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. The laws biotechnology companies may have to comply with include the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and/or formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. In addition, the statutory exceptions and regulatory safe harbors are subject to change. Additionally, the intent standard under the Anti-Kickback Statute was amended by the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

Federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other biotechnology companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus generally non-reimbursable, uses and purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of such providers, and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Violation of any of the federal and state healthcare laws described above or any other governmental regulations may result in penalties, including without limitation, significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to enter into government contracts, oversight monitoring, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings.

Federal and state data privacy and security laws

Under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the final omnibus rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. On November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act, or the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. State laws are changing rapidly and there is discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

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

Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

Human Capital Management

Employees. As of December 31, 2021, we employed 56 employees. We also engaged 18 independent contractors located in China as of December 31, 2021 pursuant to our relationship with BioDuro-Sundia, a U.S.-based provider of preclinical development services. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Available Information

We make available, free of charge through our website www.bioatla.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. Risk Factors

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K before purchasing our common stock. These risks and uncertainties include, but are not limited to, the following:

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

We are a phase 2 clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin, establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to assess our future viability than it could be if we had a longer operating history.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $95.4 million, $35.9 million, and $29.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $186.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for mecbotamab vedotin, ozuriftamab vedotin and BA3071 and advance our other programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable foreign regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2021, we had approximately $245.0 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the first half of 2024. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of our ongoing clinical trials for mecbotamab vedotin and ozuriftamab vedotin;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
the progress of the clinical development efforts for BA3071;
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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin, and we expect Phase 1 trials of BA3071 first patient dosed in the first half of 2022 and various other product candidates in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. In addition, the FDA may not agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients and PD-1 refractory NSCLC patients. The FDA has reviewed the trial designs but has not opined on whether the Phase 2 clinical trials will in fact be sufficient to support regulatory approval. However, we intend to ask the FDA to consider this further at the planned interim data review point or points. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including:

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

We are using our patented technology platform to develop CABs in oncology indications with our lead product candidates mecbotamab vedotin and ozuriftamab vedotin, as well as continuing to build our pipeline of product candidates. Our business depends not only on our ability to successfully develop, obtain regulatory approval for, and commercialize the product candidates we currently have in clinical and preclinical development, but to continue to generate new product candidates through our platform. Even if we are successful in continuing to build our pipeline and further progress the clinical development of our current product candidates, any additional product candidates may not be suitable for clinical development, including as a result of harmful side effects, manufacturing issues, limited efficacy or other characteristics that indicate that they are unlikely to be products that will succeed in clinical development, receive marketing approval or achieve market acceptance. If we cannot validate our technology platform by successfully commercializing CAB product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

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

Positive and promising results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage clinical trials or from clinical trials of the same product candidates for the treatment of other indications. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Late-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. Moreover, success in clinical trials in a particular indication does not guarantee that a product candidate will be successful for the treatment of other indications. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot assure you that we will not face similar setbacks in our ongoing or planned clinical trials, including in our Phase 2 clinical trials of mecbotamab vedotin for the treatment of soft tissue and bone sarcoma and for the treatment of PD-1 refractory NSCLC, in our Phase 2 clinical trial of ozuriftamab vedotin for the treatment of PD-1 refractory melanoma and NSCLC and in any subsequent or post-marketing confirmatory clinical trials.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA will agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for BA3011 in treatment-refractory sarcoma patients and PD-1 refractory NSCLC. The FDA has reviewed the trial designs but has not opined on whether the Phase 2 clinical trials will in fact be sufficient to support regulatory approval. However, we intend to ask the FDA to consider this further at the planned interim data review point or points. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

Furthermore, while multi-center investigator-initiated clinical trials of mecbotamab vedotin and ozuriftamab vedotin in patients with platinum-resistant ovarian cancer are expected to enroll patients in Canada in the first half of 2022, we do not control the design or administration of these or any other investigator-initiated trials that may be conducted, nor the submission or approval of any IND or foreign equivalent required to conduct any such trials. Any investigator-initiated trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-initiated trials are inconsistent with, or different from, the results of our ongoing or planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-initiated trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

Preliminary, preplanned interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and/or are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, preplanned interim or topline data from our clinical trials. These data and related findings and conclusions may only reflect certain endpoints rather than all endpoints and are subject to change. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report preplanned interim analyses of the clinical trials we may complete, which are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary, preplanned interim or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate, leading to delays in our development timelines. For example, we may face difficulty enrolling a sufficient number of patients in a timely manner in our clinical trials for mecbotamab vedotin and ozuriftamab vedotin due to the limited number of suitable patients meeting the required AXL or ROR2 tumor membrane expression levels.

Patient enrollment and retention in clinical trials depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors, related to the COVID-19 pandemic or other epidemics or pandemics, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, including criteria related to biomarkers, our ability to obtain and maintain patient consents, including any additional consents necessary for enrollment of adolescent patients, and our ability to successfully complete prerequisite studies before enrolling certain patient populations. Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we rely on clinical trial sites to ensure timely conduct of our clinical trials and, while we have entered into agreements governing their services, we are limited in our ability to compel their actual performance.

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

In our clinical trials for mecbotamab vedotin and ozuriftamab vedotin, we have observed adverse events such as reversible myelosuppression, transient liver enzyme elevations, pyrexia, or fever, metabolic disturbances and peripheral neuropathy.

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

Further, clinical trials by their nature test product candidates in only samples of the potential patient populations. With a limited number of patients and limited duration of exposure in such trials, rare and severe side effects of our product candidates may not be uncovered until a significantly larger number of patients are exposed to the product candidate. For example, while we believe that mecbotamab vedotin and ozuriftamab vedotin have demonstrated manageable tolerability profiles thus far, we cannot assure you that these and our other product candidates will not cause more severe side effects in a greater proportion of patients.

In addition, mecbotamab vedotin and ozuriftamab vedotin are being studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with mecbotamab vedotin, ozuriftamab vedotin or our other product candidates may also be undergoing surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials.

The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, some of the late-stage patients enrolled in our mecbotamab vedotin and ozuriftamab vedotin clinical trials may die or experience major clinical events either during the course of our clinical trials or after participating in such trials due mainly to the gravity of their illness, which has occurred in the past.

In the event that any of our product candidates receive regulatory approval, and we or others later identify undesirable and unforeseen side effects caused by such product, negative consequences, including any of the following, could occur:

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
•
we may be required to implement a REMS and/or create a Medication Guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
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

Currently, we are evaluating the use of each of mecbotamab vedotin and ozuriftamab vedotin in combination with an anti-PD-1 inhibitor and plan to evaluate the use of BA3071 in combination with an anti-PD-1 inhibitor. In the future, we may explore the use of these or our other product candidates in combination with other therapies. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

If safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, depends on a companion diagnostic test, then the FDA generally will require approval or clearance of that companion diagnostic at the same time that the FDA approves our product candidates, if at all. If we are unable to successfully develop companion diagnostic tests for our product candidates, experience significant delays in doing so, rely on third parties in the development of such companion diagnostic tests, or do not obtain or face delays in obtaining FDA approval of a companion diagnostic test, the full commercial potential of our product candidates and our ability to generate revenue will be materially impaired.

We are exploring predictive biomarkers to determine patient selection for our clinical trials. Specifically, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin, we have developed a quantitative biomarker assay that has been validated in accordance with CLIA requirements, the TmPS, which measures AXL and ROR2 expression levels on the tumor membrane and cytoplasm. We are using both AXL and ROR2 TmPS scores in our ongoing clinical trials and they may be used for patient selection in future clinical trials. If the AXL and ROR2 TmPS scores prove to be a useful method for patient selection, we will incorporate the specific diagnostic test into our registrational studies and partner with the appropriate diagnostic provider to codevelop a companion diagnostic.

If use of a companion diagnostic test is essential for the safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, then the FDA generally will require approval or clearance of that companion diagnostic at the same time that the FDA approves our product candidates, if at all. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic. The process of obtaining or creating such diagnostic and obtaining PMA approval is time-consuming and costly and a delay in diagnostic approval could delay drug approval. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future policies from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business, financial condition, results of operations and prospects.

We expect to rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. If the FDA, EMA or a comparable foreign regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or after it obtains marketing approval, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for such product candidate. If we or our third-party collaborators experience any delay in developing or obtaining regulatory approval of a companion diagnostic, we may be unable to enroll enough patients for our current and planned clinical trials, the development of our product candidates may be adversely affected or we may not obtain marketing approval, and we may not realize the full commercial potential of our product candidates, including mecbotamab vedotin and ozuriftamab vedotin.

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

Although we do not believe competing companies have selective CAB technology, there is a wide array of activity in multiple areas of immune-based cellular therapies for oncology including CAR-T and T-cell receptor therapies. Certain companies are also pursuing antibody therapies in immuno-oncology, ADCs and various prodrug biologic products designed to be preferentially activated at tumor sites. There are several FDA approved ADC products and several companies in various stages of clinical development of ADCs mostly directed at oncology indications, a key feature of our product candidates mecbotamab vedotin and ozuriftamab vedotin. There are also companies developing technologies designed to deliver biologics and chemotherapeutic agents with some targeting capabilities. In addition, if any of our product candidates are approved in oncology indications, they may compete with existing biologics and small molecule therapies or may be used in combination with existing therapies. There are also many other therapies under development that are intended to treat the same cancers that we are targeting or may target with our CAB platform, including through approaches that could prove to be more effective, have fewer side effects, be cheaper to manufacture, be more convenient to administer or have other advantages over any products resulting from our technologies.

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

Our biologic product candidates for which we intend to seek approval may face competition through an abbreviated pathway.

The ACA includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our product candidates.

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
•
the data collected from preclinical studies and clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other regulatory submission necessary to obtain regulatory approval in the United States or elsewhere; and
•
we or our contractors may not meet the cGMPs and other applicable requirements for manufacturing processes, procedures, documentation and facilities necessary for approval by the FDA or comparable foreign regulatory authorities.

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

We intend to seek accelerated approval for mecbotamab vedotin and ozuriftamab vedotin, and we may seek accelerated approval for one or more of our other product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. We intend to seek accelerated approval for some of our product candidates on the basis of objective response rate, a surrogate endpoint that we believe is reasonably likely to predict clinical benefit. For products granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would do so on the basis that there is no available therapy for that disease or condition. If any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. For example, in the United States, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

There may be significant delays in obtaining reimbursement for newly approved drugs or therapeutic biologics, and coverage may be more limited than the purposes for which the drug or therapeutic biologic is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for reimbursement does not imply that any drug or therapeutic biologic will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs or therapeutic biologics, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower-cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected, and our ability to commercialize such products, once approved, could be materially impaired.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for mecbotamab vedotin as a treatment for soft tissue and bone sarcoma, physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. Moreover, although we believe that our product candidates may be safer or more effective than other therapies, unless we conduct head-to-head comparative studies, we will not be able to make any claims of superiority. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition, results of operations and prospects.

Disruptions at the FDA, the SEC and other government agencies caused by, among other factors, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020 and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 20, 2020, the FDA announced its intention to resume certain domestic on-site inspections, subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In addition, on April 15, 2021, the FDA issued a guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical or is otherwise limited by travel restrictions but where the FDA determines that a remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacted the U.S. pharmaceutical industry. Among other things, the ACA intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. By way of example, the ACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole,” which is now 70% of the negotiated price. There have been executive, legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. For example, the Tax Cuts and Jobs Act, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how the any future challenges to the ACA and the healthcare reform measures of the Biden administration will impact the ACA and our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, and a reduction to the sequestration cut to 1% from April 1, 2022 to June 30, 2022, due to the COVID-19 pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Furthermore, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including market acceptance, and sales, of our products and product candidates.

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
•
HIPAA, as amended by HITECH, which imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers;
•
the U.S. Physician Payments Sunshine Act created under the ACA, and its implementing regulations, which require that certain manufacturers of drugs, devices, medical supplies and therapeutic biologics that are reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs report annually to the Department of Health and Human Services information related to certain payments and other transfers of value to physicians, as defined by such law, physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require that pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we possess and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. We comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine and penalize violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Ongoing developments in the United Kingdom have created additional uncertainty regarding personal data transfers from the European Economic Area (EEA) to the United Kingdom following the termination of the personal data transfer grace period set out in the EU and United Kingdom Trade and Cooperation Agreement, which ended on June 30, 2021. It is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. Moreover, in July 2020 the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information, and such laws may differ from each other, all of which may complicate compliance efforts. For example, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, although not effective until January 1, 2023, the CPRA, which expands upon the CCPA, was passed in the November 2020 election. The CCPA has created new individual privacy rights and places increased privacy and security obligations on entities handling personal information. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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

As of December 31, 2021, we had 56 employees, and 18 dedicated independent contractors based in China and engaged through our agreement with BioDuro-Sundia, a provider of preclinical development services. In order to successfully implement our development and commercialization plans and strategies, and operate as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and regulatory review process for mecbotamab vedotin and ozuriftamab vedotin and any other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize mecbotamab vedotin, ozuriftamab vedotin and any future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

To date, we have used the services of outside vendors to augment our capabilities in performing certain tasks, including preclinical and clinical trial management, manufacturing, statistics and analysis and research and development functions. Our growth strategy may also entail expanding our group of such contractors or consultants to assist in implementing these tasks going forward. Because we rely on numerous consultants, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for mecbotamab vedotin, ozuriftamab vedotin and any future product candidates or otherwise advance our business. We may not be able to manage our existing outside contractors or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize mecbotamab vedotin, ozuriftamab vedotin and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (1) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, including cGMP requirements, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We conduct preclinical research and development activities in China through BioDuro-Sundia, which is U.S. owned, but governed by Chinese laws, rules and regulations. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or not published at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in U.S. or EU legal systems.

Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to increased costs for clinical materials that are manufactured in China. These interruptions or failures and any restrictive measures resulting from a deterioration of U.S.- China relations could also result in impeding the commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.

Our current operations are concentrated in two locations. We or the third parties upon whom we depend may be adversely affected by earthquakes, wildfires or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

A portion of our current operations are located in our facilities in San Diego, California, and we conduct a portion of our research and development activities in China through our arrangement with BioDuro-Sundia. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, all of our therapeutic antibodies are manufactured by starting with cells which are stored in a one master cell bank for each antibody manufactured stored in multiple locations. While we believe we will have adequate backup should any cell bank be lost in a catastrophic event, and we take precautions when transporting our cell banks, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.

Our business is subject to economic, political, regulatory and other risks associated with conducting business internationally.

We, our collaborators or licensees may seek regulatory approval of our product candidates outside of the United States including in China, the European Union, Australia, New Zealand, and Japan. We conduct preclinical research and development activities in China through BioDuro-Sundia, which is U.S. owned, but governed by Chinese laws. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

We face risks related to health epidemics or outbreaks of communicable diseases. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, emerged in China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States and member states of the European Union. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. For example, our primary operations are located in San Diego, California, and San Diego County and the State of California had issued shelter-in-place orders in response to the COVID-19 pandemic. Although some restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries, in response to local surges and new waves of infection, including those caused by the spread of the Delta, Omicron and other variants, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection.

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

In addition, the COVID-19 pandemic is having a severe effect on the clinical trials of many drug candidates of several sponsors. Some trials have been merely delayed, while others have been cancelled. The extent to which the COVID-19 pandemic may impact our preclinical and clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19 (including its variant strains, such as the highly transmissible Delta and Omicron variants), the effectiveness of actions to contain and treat COVID-19 and the rate of vaccination and efficacy of approved vaccines against COVID-19 and its variant strains. To date, we have experienced modest business disruptions, including with respect to the clinical trials we are conducting, and non-material impairments as a result of the pandemic. The continued spread of COVID-19 could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We rely, and expect we will continue to rely, on third-party investigators, CROs, data management organizations and consultants to conduct, supervise and monitor our ongoing clinical trials and preclinical studies. We currently rely on third parties to manage and conduct our clinical trials of mecbotamab vedotin and ozuriftamab vedotin. Because we rely on these third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we will have limited control over the amount of time and resources that they dedicate to our development programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our development programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we do not contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan, protocols for the trial and regulatory requirements. The FDA requires preclinical studies to be conducted in accordance with GLPs and clinical trials to be conducted in accordance with GCPs, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies and clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The manufacture of biotechnology products is complex, and manufacturers often encounter difficulties in production. If we or any of our third-party manufacturers encounter any loss of materials or if any of our third-party manufacturers encounter other difficulties, or otherwise fail to comply with their contractual or regulatory obligations, our ability to provide product candidates for clinical trials or our products to patients, once approved, the development or commercialization of our product candidates could be delayed or stopped.

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
•
Any issued patents that we own or have licensed will provide us with any competitive advantage or will not be challenged by third parties.
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

Changes in U.S. patent law or laws in other countries could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing or otherwise violating the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation proceedings, post grant reviews, inter partes reviews, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Given the vast number of patents in our field of technology, we cannot assure you that marketing of our product candidates or practice of our technologies will not infringe existing patents or patents that may be granted in the future. Because the antibody landscape is still evolving and the CAB antibody landscape is a new field, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering many aspects of antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product or formulation itself, the holders of any such patents may be able to block our ability to commercialize such product candidate. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further practice our technologies or develop and commercialize one or more of our product candidates. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our CAB technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our CAB technologies. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders, and would most likely be required to pay license fees or royalties or both, each of which could be substantial. No assurances can be given that a license will be available on commercially reasonable terms, if at all. Even if we were able to obtain a license, the rights we obtain may be nonexclusive, which would provide our competitors access to the same intellectual property rights upon which we are forced to rely. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates or technologies may give rise to claims of infringement of the patent rights of others.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful, and issued patents covering our product candidates could be found invalid or unenforceable if challenged in court in the United States or abroad.

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

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We only have one currently registered trademark and rely on common law protection for the rest of our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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
•
introductions and announcements of new products by us, our current or future collaborators or our competitors, and the timing of these introductions or announcements;
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

As of December 31, 2021, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 29.4% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, Carolyn Anderson Short, our former Chief of Intellectual Property and Strategy and Assistant Secretary, owned 6.9%, of our outstanding common stock, as of December 31, 2021.

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

In addition, we have entered into certain related party transactions with Himalaya Therapeutics SEZC, Inversagen, LLC and BioAtla Holdings, LLC, including various licensing arrangements with respect to certain CAB antibodies. Dr. Short and his wife, Carolyn Anderson Short, are each a manager of Inversagen, LLC and BioAtla Holdings, LLC and a director of Himalaya Therapeutics SEZC. In addition, Ms. Anderson Short is also an officer of Himalaya Therapeutics SEZC. These related party transactions, and any future related party transactions, create the possibility of actual conflicts of interest with regard to Dr. Short.

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

The Company’s ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted gender quotas.

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2020, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors.

In September 2020, California enacted AB 979, which requires that by the end of 2021 California-headquartered public companies have at least one director on their boards who is from an underrepresented community, defined as “an individual who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self-identifies as gay, lesbian, bisexual, or transgender.”

In addition to that initial 2021 requirement, the law mandates that the number of directors from underrepresented communities be increased by the end of calendar year 2022, depending on the size of the board.

In addition, the SEC recently approved new listing rules from Nasdaq related to board diversity and disclosure, which require all companies listed on Nasdaq's U.S. exchanges to publicly disclose consistent, transparent diversity statistics regarding their board of directors. Additionally, the rules would require most Nasdaq-listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an underrepresented minority or LGBTQ+.

Failure to achieve designated minimum gender and diversity levels in a timely manner exposes such companies to financial penalties and reputational harm. While we are currently in compliance with these regulations, we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as a result of the California laws or Nasdaq rules, which may expose us to penalties and/or reputational harm.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, and particularly after we are no longer an emerging growth company or a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

In addition, as a public company, we will be required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We engaged outside consultants to assist in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have, and will need to continue, to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. In the future, we may need to increase the number of employees dedicated to finance and reporting, or engage outside consultants to meet requirements, which will increase our operating expenses.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Our internal control over financial reporting may not prevent or detect all errors and all fraud.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of proceedings: (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim arising pursuant to any provision of our amended and restated certificate of incorporation or amended and restated bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum, to the fullest extent permitted by law, for resolving any complaint asserting a cause of action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation and amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation and amended and restated bylaws described above.

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

Holders of Record

As of February 25, 2022, there were 16 stockholders of record of our common stock and 2 stockholders of record of our Class B common stock. These numbers were derived from our stockholder records and do not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 16, 2020, the date our common stock began trading on the Nasdaq, and ending on December 31, 2021, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 16, 2020 in each share of our common stock at the initial public offering price of $18.00, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from sources believed to be reliable including Nasdaq, Bloomberg and Reuters, but we are not responsible for any errors or omissions in such information.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10‑K or future filings made by us under those statutes, this Stock Performance Graph section is not “soliciting material,” shall not be deemed filed with the U.S. Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On December 15, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-250093), as amended, filed in connection with our Initial Public Offering (or "IPO"). At the closing of the offering on December 18, 2020, we issued and sold 12,075,000 shares of our common stock at the initial public offering price to the public of $18.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $217.4 million, before deducting underwriting discounts and commissions of approximately $15.2 million and estimated offering costs of approximately $3.8 million. J.P. Morgan, Jefferies and Credit Suisse acted as joint book-running managers for the offering. BTIG acted as co-manager for the offering. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As of December 31, 2021, we have used approximately $24.3 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.” The discussion of our financial condition and results of operations for the year ended December 31, 2019, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

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

We are a United States-based company with research facilities in San Diego, California and, through our contractual relationship with BioDuro-Sundia, a provider of preclinical development services, in Beijing, China. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin, establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. Since 2014, such research and development activities have exclusively related to the research, development, manufacture and Phase 1 and Phase 2 clinical testing of our CAB antibody-based product candidates and the strengthening of our proprietary CAB technology platform and pipeline. We do not have any products approved for sale, and we have not generated any revenue from product sales.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $95.4 million, $35.9 million, and $29.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $186.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•
advance the clinical development of mecbotamab vedotin;
•
advance the clinical development of ozuriftamab vedotin;
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

Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

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

As of December 31, 2021, our cash and cash equivalents totaled approximately $245.0 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the first half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Impact of COVID-19 on our business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 caused by a novel strain of coronavirus as a pandemic, which continues to spread throughout the United States and around the world. The worldwide COVID-19 pandemic may affect our ability to complete our current preclinical studies and clinical trials, initiate and complete our planned preclinical studies and clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations. To date, we have experienced modest business disruptions, including with respect to clinical trials we are conducting, and non-material impairments as a result of the pandemic. Our Phase 2 sarcoma trial remains on schedule and the Phase 2 interim analysis for AXL NSCLC and ROR2 studies have experienced some modest delays in patient initiations due to COVID-19, however, overall timelines for study completion essentially have not changed at this time. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees, began restricting non-essential travel and temporarily reduced salaries of our employees from March 2020 to July 2020. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring. In April 2020, we borrowed $0.7 million under the Paycheck Protection Program under the CARES Act and we received full loan forgiveness from the U.S. Small Business Association in July 2021, resulting in the recognition of $0.7 million to other income for the twelve months ended December 31, 2021. The PPP loan is discussed further under “—Liquidity and capital resources.” We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

Recent developments

On January 5, 2022, we and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s Conditionally Active Biologic Antibody Drug Conjugates, mecbotamab vedotin and ozuriftamab vedotin, each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. We will serve as the study sponsor of the scheduled studies and will be responsible for costs associated with the trial execution. BMS will provide Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, we are obligated to provide BMS with a final report of the data resulting from the trial.

Financial operations overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future. In addition to the collaboration agreements discussed below, we may in the future seek third-party collaborators or joint venture partners for development and commercialization of additional CAB product candidates.

In April 2019, we entered into a Global Co-Development and Collaboration Agreement with BeiGene, Ltd. which was amended in December 2019, October 2020, and was terminated in November 2021. The original agreement provided for the development, manufacturing and commercialization of BA3071 in collaboration with BeiGene. After the November 2021 amendment, we are responsible for developing BA3071, including global regulatory filings and commercialization, and are responsible for all costs of development, manufacturing and commercialization globally. At the time of execution of the BeiGene collaboration, we received a $20.0 million upfront payment and in December 2019, we received an additional $5.0 million for the reimbursement of manufacturing costs. Pursuant to the terms of the November 2021 amendment, we agreed to pay single digit royalties to BeiGene and agreed to share on a limited basis in any upfront and milestone payments received through a sublicense of BA3071.

During 2020, we recognized revenue primarily from our collaboration with BeiGene. During 2019, we recognized revenue from our collaboration with BeiGene and, to a much lesser degree, from our collaboration with Pfizer.

Prior to developing our own programs, the Company received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. During 2021, we recognized $0.3 million in revenues from our legacy service contracts.

Operating expenses

Research and development

Research and development expenses consist primarily of costs incurred in the discovery and development of our product candidates.

•
External expenses consist of:
•
Fees paid to third parties such as contractors, clinical research organizations (CROs) and consultants, including through our relationship with BioDuro-Sundia, and other costs related to preclinical and clinical trials;
•
Fees paid to third parties such as contract manufacturing organizations (CMOs) and other vendors for manufacturing research and clinical trial materials; and
•
Expenses related to laboratory supplies and services.
•
Unallocated expenses consist of:
•
Personnel-related expenses, including salaries, benefits and equity-based compensation expenses, for personnel in our research and development functions; and
•
Related equipment, cost of facilities and depreciation expenses.

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

Extinguishment of debt

In April 2020, we amended the terms of certain outstanding convertible promissory notes that we concluded were extinguishments. In July 2020, in connection with our Corporate Reorganization, we settled all of our outstanding convertible promissory notes and recognized extinguishment losses for the difference between the fair value of the consideration given to the noteholders and the carrying value of the related convertible promissory notes. In July 2021, our PPP loan was fully forgiven and we recorded a gain on extinguishment equal to the principal and interest outstanding at the time of forgiveness.

Other income (expense)

Other income (expense) primarily includes miscellaneous items of income and expense that were not significant for the periods presented.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020	Change
	(in thousands)
Collaboration and other revenue	$250	$429	$(179)
Operating expenses:
Research and development	58,274	19,933	38,341
General and administrative	38,416	10,595	27,821
Total operating expenses	96,690	30,528	66,162
Loss from operations	(96,440)	(30,099)	(66,341)
Other income (expense):
Interest income	350	100	250
Interest expense	(3)	(1,389)	1,386
Change in fair value of derivative liability	—	(1,581)	1,581
Gain (loss) on extinguishment of long-term debt	690	(2,883)	3,573
Other income (expense)	1	(1)	2
Total other income (expense)	1,038	(5,754)	6,792
Consolidated net loss and comprehensive loss	$(95,402)	$(35,853)	$(59,549)

Collaboration and other revenue

Collaboration and other revenue for the years ended December 31, 2021 and 2020 consisted of $0.3 million recognized under our legacy service contracts, and $0.4 million of revenue recognized under our collaboration with BeiGene, respectively. As part of the November 2021 amendment to the agreement with BeiGene, we reclassified the remaining $19.8 million of deferred revenue as a long-term liability which we expect to settle as licensing payments are made to BeiGene in accordance with the resulting amendment. In the event the license is terminated, the liability will be extinguished with no further payment to BeiGene.

Research and development expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Years Ended December 31,
	2021	2020	Change
	(in thousands)
External expenses:
BA3011 (AXL-ADC)	$17,883	$7,845	$10,038
BA3021 (ROR2-ADC)	10,921	3,190	7,731
Other CAB Programs	14,954	3,718	11,236
Total external expenses	43,758	14,753	29,005
Personnel and related	6,999	5,120	1,879
Equity-based compensation	4,688	(2,252)	6,940
Facilities and other	2,829	2,312	517
Total research and development expenses	$58,274	$19,933	$38,341

Research and development expenses were $58.3 million and $19.9 million for the years ended December 31, 2021 and 2020, respectively. The increase of $38.3 million was primarily driven by a $17.8 million increase in external costs as due to manufacturing and clinical development for our clinical programs BA3011 and BA3021, a $11.2 million increase in pre-clinical development including manufacturing and IND enabling studies for CAB pipeline programs, a $4.0 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan, a $3.0 million increase in equity-based compensation related to a decrease in the fair value of awards under our profits interest plan during the year ended December 31, 2020, a $1.9 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, and $0.5 million increase in facility, depreciation and allocated costs.

General and administrative expense

General and administrative expenses were $38.4 million and $10.6 million for the years ended December 31, 2021 and 2020, respectively. The increase of $27.8 million was primarily driven by a $18.2 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan and the modification of awards issued to one of our co-founders, a $3.8 million increase in equity-based compensation related to a decrease in the fair value of awards under our profits interest plan during the year ended December 31, 2020, a $2.9 million increase in insurance expense, a $1.5 million increase in personnel related expenses as we expanded our administrative functions in support of our development activities plus severance benefits related to the departure of one of our co-founders, a $1.2 million increase in professional fees related to accounting, audit and legal services, a $0.4 million increase in other expenses including corporate franchise taxes and software subscriptions, and a $0.3 million increase in depreciation expense. These decreases were offset by a $0.4 million decrease in facility and allocated costs.

Interest income

Interest income was $350,000 and $100,000 for the years ended December 31, 2021 and 2020, respectively. The increase of $250,000 was due to higher average cash and cash equivalent balances after our December 2020 IPO and September 2021 private placement.

Interest expense

Interest expense was $3,000 and $1.4 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $1.4 million was due to reduced interest expense as a result of the settlement of all of our convertible debt in July 2020.

Change in fair value of derivative liability

Change in fair value of derivative liability was $0 and $1.6 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $1.6 million was primarily due to changes in the fair value of embedded derivatives issued in connection with our outstanding convertible promissory notes which all settled in July 2020.

Extinguishment of debt

Extinguishment of long-term debt resulted in a $0.7 million gain and a $2.9 million loss on extinguishment during the years ended December 31, 2021 and 2020 related to the forgiveness of our PPP loan in July 2021 and the settlement of our then outstanding convertible promissory notes in connection with our July 2020 Series D Financing, respectively.

Other income (expense)

We had minimal other income and expense for the years ended December 31, 2021 and 2020.

Liquidity and capital resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had cash and cash equivalents of $245.0 million.

Debt

On April 22, 2020, we received proceeds from a loan, or PPP Loan, in the amount of $0.7 million from City National Bank, as lender, pursuant to the Paycheck Protection Program, or PPP, of the CARES Act. In July 2021, we were notified by our lender, City National Bank, that our PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan. We recorded the forgiveness as other income in 2021.

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

Cash flows

The following summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(62,214)	$(36,334)
Investing activities	(924)	(590)
Financing activities	69,512	271,825
Net increase in cash and cash equivalents	$6,374	$234,901

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $62.2 million, which consisted of a consolidated net loss of $95.4 million, a net increase of $7.4 million in our net operating assets and liabilities and $25.8 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $8.0 million, a decrease in prepaid expenses and other assets of $0.2 million, offset by a net increase in operating lease right-of-use assets and liabilities of $0.3 million in conjunction with the adoption of ASC 842. The non-cash transactions primarily consisted of $25.1 million of stock-based compensation and non-cash charges of $1.3 million related to depreciation and amortization, offset by the $0.7 million gain on the extinguishment of our PPP loan.

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

Cash used in investing activities

Cash used in investing activities was $0.9 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively, related to the purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $69.5 million for the year ended December 31, 2021, which consisted primarily of the net proceeds from the issuance of common stock through a Private Placement of $71.0 million, the proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $0.3 million, and $0.1 million due to the exercise of stock options under our Equity Incentive Plan, partially offset by our payment of initial public offering costs of $1.9 million.

Net cash provided by financing activities was $271.8 million for the year ended December 31, 2020, which consisted of $200.2 million of net proceeds from our initial public offering, $68.2 million of net proceeds from our issuance of Series D convertible preferred stock, $2.8 million of proceeds from the issuance of convertible promissory notes and $0.7 million of proceeds from our PPP loan.

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

We expense incremental costs of obtaining and fulfilling a contract as incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized as contract assets if they are incremental to the contract and amortized to expense proportionate to revenue recognition of the underlying contract.

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

Valuation methodologies and methods used to allocate our enterprise value to classes of securities

Our valuations were prepared in accordance with the guidelines in the Practice Aid, which prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. The cost approach establishes the value of an enterprise based on the cost of reproducing or replacing the property less depreciation and functional or economic obsolescence, if present. The income approach establishes the value of an enterprise based on the present value of future cash flows that are reasonably reflective of our company’s future operations, discounting to the present value with an appropriate risk adjusted discount rate or capitalization rate. The market approach is based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics. Each valuation methodology was considered in our valuations. We utilized a market approach in 2019 and 2020. In 2020, in connection with our Corporate Reorganization and Series D preferred stock financing, our market approach included the back-solve method that assigns an implied enterprise value based on the most recent round of funding or investment and allows for the incorporation of the implied future benefits and risks of the investment decision assigned by an outside investor. In accordance with the Practice Aid, we considered the various methods for allocating the enterprise value across our classes and series of equity to determine the fair value of our equity instruments at each valuation date. We applied a hybrid method of the probability weighted expected return method, or PWERM, where the non-IPO scenario is modeled using an option pricing model to reflect the full distribution of possible non-IPO outcomes. Under the option pricing model, units are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The values of each class of units are inferred by analyzing these options. In the IPO scenario, we used the fully-diluted shares outstanding to allocate value to each class of units. The hybrid method is useful when certain discrete future outcomes can be predicted, but also accounts for uncertainty regarding the timing or likelihood of specific alternative exit events.

Stock-based compensation

In October 2020 we adopted our 2020 Equity Incentive Plan and began to grant stock options and RSUs and began to recognize stock-based compensation expense in the fourth quarter of 2020.

Stock-based compensation expense represents the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option grants using the Black-Scholes option pricing model and the fair value of RSUs is the fair value of our common stock on the date of grant. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for information concerning the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock option grants. The fair value of our common stock for awards granted under our equity incentive plan will be based on the closing price as reported on the date of the grant on the primary stock exchange on which our common stock is traded. Equity award forfeitures are recognized as they occur.

Other company information

Recent Accounting Pronouncements

See Note 1 to the audited financial statements included in Item 8 of this Annual Report on Form 10-K.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. We had cash, cash equivalents and short-term investments of $245.0 million and $238.6 million as of December 31, 2021 and 2020, respectively, which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and we do not currently utilize derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates.

Foreign Currency Exchange Risk

Our contracts with customers are primarily denominated in U.S. dollars, with a small amount denominated in foreign currencies. As such, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

ITEM 8. Financial Statements and Supplementary Data

BioAtla, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioAtla, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAtla, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’/members’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual of Clinical Trial Expenses

Description of the Matter

During 2021, the Company incurred $58.3 million for research and development expenses and as of December 31, 2021 accrued $6.2 million for clinical trial costs. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon actual work completed in accordance with signed agreements.

Auditing management’s accounting for accrued clinical trial costs is especially challenging because the evaluation is dependent upon a high-volume of data and input exchanged between clinical personnel and third-party service providers, such as the total trial management costs, number of sites activated, the number of patients enrolled, and the number of patient visits, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for accrued clinical trial expenses. For example, we tested controls over management’s assessment and measurement of estimated accrued clinical trial costs, including patient enrollment and total costs billed but unpaid as of year end.

To test the completeness of the Company’s accrued clinical trial expenses, we obtained from third-parties confirmation of the number of patients enrolled and costs billed but unpaid as of year end for significant clinical trials. We obtained an understanding of the status of significant clinical trial activities from accounting personnel and the clinical project managers to understand the status of significant clinical trial activities. To assess the appropriate measurement of accrued clinical trial expenses, we inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We also tested a sample of subsequent payments by agreeing the amount of the payment to the invoice and to the amount accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Diego, California

February 28, 2022

BioAtla, Inc.

Consolidated balance sheets

(in thousands, except share/unit amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$244,979	$238,605
Prepaid expenses and other current assets	2,313	2,076
Total current assets	247,292	240,681
Property and equipment, net	3,676	4,102
Operating lease right-of-use-asset, net	3,300	—
Other assets	154	154
Total assets	$254,422	$244,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,424	$12,068
Current portion of deferred rent	—	387
Current portion of deferred revenue	—	19,806
Operating lease liabilities	1,389	—
Total current liabilities	19,813	32,261
Long-term accrued interest	—	5
Deferred rent, less current portion	—	2,015
Operating lease liabilities, less current portion	3,982	—
Liability to licensor	19,806	—
Other debt	—	682
Total liabilities	43,601	34,963
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 350,000,000 authorized at December 31, 2021 and 2020; 35,799,233 shares and 32,171,560 shares issued and outstanding at December 31, 2021 and 2020	4	3
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at December 31, 2021 and 2020; 1,492,059 shares issued and outstanding at December 31, 2021 and 2020	—	—
Additional paid-in capital	397,136	300,888
Accumulated deficit	(186,319)	(90,917)
Total stockholders' equity	210,821	209,974
Total liabilities and stockholders’ equity	$254,422	$244,937

See accompanying notes.

BioAtla, Inc.

Consolidated statements of operations and comprehensive loss

(in thousands, except share/unit and per share/unit amounts)

	Years ended December 31,
	2021	2020	2019
Collaboration and other revenue	$250	$429	$5,200
Operating expenses:
Research and development expense (includes related party amounts of $0, $0, and $1,885, respectively)	58,274	19,933	25,919
General and administrative expense (includes related party amounts of $0, $0, and $15, respectively)	38,416	10,595	7,549
Total operating expenses	96,690	30,528	33,468
Loss from operations	(96,440)	(30,099)	(28,268)
Other income (expense):
Interest income	350	100	128
Interest expense (includes related party amounts of $0, $147 and $52, respectively)	(3)	(1,389)	(1,630)
Change in fair value of derivative liability	—	(1,581)	(63)
Gain (loss) on extinguishment of long-term debt	690	(2,883)	—
Other income (expense)	1	(1)	(22)
Total other income (expense)	1,038	(5,754)	(1,587)
Consolidated net loss and comprehensive loss	(95,402)	(35,853)	(29,855)
Net loss attributable to noncontrolling interests	—	—	61
Net loss attributable to BioAtla, Inc./BioAtla LLC	$(95,402)	$(35,853)	(29,794)
Net loss allocable to Class C preferred unit holders			9,089
Class C preferred return			(8,026)
Net loss attributable to Class A unit holders			$(28,731)
Net loss per unit attributable to Class A unit holders, basic and diluted			$(0.53)
Weighted-average Class A units outstanding, basic and diluted			54,600,000
Net loss per common share, basic and diluted (1)	$(2.76)	$(3.19)
Weighted-average shares of common stock outstanding, basic and diluted (1)	34,561,245	8,428,153

(1)
The net loss attributable to common stockholders and related per share amounts for the year ended December 31, 2020 are based on the period from July 10, 2020 to December 31, 2020, the period where the Company had outstanding common stock (see Note 1).

See accompanying notes.

BioAtla, Inc.

Consolidated statements of convertible preferred stock and stockholders’/members’ equity (deficit)

(in thousands, except share/unit amounts)

	Series D convertible preferred stock		Class C preferred units		Class A units		Common stock		Class B common stock		Additional paid-in	Accumulated	Non- controlling	Total stockholders’/ members’
	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	capital	deficit	interest	equity (deficit)
Balance at Ended December 31, 2018	—	$—	23,968,178	$89,345	54,600,000	$750	—	$—	—	$—	$—	$(118,560)	$19	$(28,446)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Warrants issued by affiliates in connection with modification of convertible promissory notes	—	—	—	—	—	—	—	—	—	—	764	—	—	764
Assumption of unvested profits interest liability by affiliates	—	—	—	—	—	—	—	—	—	—	197	—	—	197
Assumption of vested profits interest liability by affiliates	—	—	—	—	—	—	—	—	—	—	800	—	—	800
Beneficial conversion feature in convertible promissory notes	—	—	—	—	—	—	—	—	—	—	534	—	—	534
Net loss	—	—	—	—	—	—	—	—	—	—	—	(29,794)	(61)	(29,855)
Balance at December 31, 2019	—	—	23,968,178	89,345	54,600,000	750	—	—	—	—	2,295	(148,354)	(47)	(56,011)
Issuance of Series D convertible preferred stock for cash, net of $4,317 of issuance costs	140,626,711	68,183	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock in connection with settlement of convertible promissory notes	59,164,808	30,594	—	—	—	—	—	—	—	—	—	—	—	—
Assumption of profits interest liability by affiliate	—	—	—	—	—	—	—	—	—	—	991	—	—	991
Change in profits interest liability of affiliate	—	—	—	—	—	—	—	—	—	—	749	—	—	749
Noncontrolling interest— distribution of net assets to affiliate and related deconsolidation	—	—	—	—	—	—	—	—	—	—	(66)	—	47	(19)
LLC Conversion	—	—	(23,968,178)	(89,345)	(54,600,000)	(750)	6,220,050	1	—		(3,196)	93,290	—	—
Conversion of Series D convertible preferred stock into common stock	(199,791,519)	(98,777)	—	—	—	—	13,876,510	1	1,492,059	—	98,776	—	—	98,777
Initial public offering, net of $19,032 of issuance costs	—	—	—	—	—	—	12,075,000	1	—	—	198,317	—	—	198,318
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,022	—	—	3,022
Net loss	—	—	—	—	—	—	—	—	—	—	—	(35,853)	—	(35,853)
Balance at December 31, 2020	—	—	—	—	—	—	32,171,560	3	1,492,059	—	300,888	(90,917)	—	209,974
Issuance of common stock, net of $4,007 of issuance costs	—	—	—	—	—	—	2,678,600	1	—	—	70,993	—	—	70,994
Issuance of common stock under equity incentive plans	—	—	—	—	—	—	930,144	—	—	—	—	—	—	0
Issuance of common stock upon exercise of options, net	—	—	—	—	—	—	7,747	—	—	—	140	—	—	140
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	11,182	—	—	—	289	—	—	289
Taxes related to net share settlement of equity awards	—	—	—	—	—	—	—	—	—	—	(291)	—	—	(291)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	25,117	—	—	25,117
Net loss	—	—	—	—	—	—	—	—	—	—	—	(95,402)	—	(95,402)
Balance at December 31, 2021	—	$—	—	$—	—	$—	35,799,233	$4	1,492,059	$—	$397,136	$(186,319)	$—	$210,821

See accompanying notes.

BioAtla, Inc.

Consolidated statements of cash flows

(in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(95,402)	$(35,853)	$(29,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,330	1,008	860
Loss on disposal of property and equipment	4	—	3
Change in fair value of derivative liability	—	1,581	63
Change in fair value of profits interest liability	—	(6,852)	(6,403)
Loss/(gain) on extinguishment of debt	(690)	2,883	—
Stock-based compensation	25,117	3,022	—
Non-cash interest	—	525	355
Accrued interest	3	864	1,276
Deferred rent	—	(150)	230
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(237)	(1,273)	939
Accounts payable and accrued expenses	7,992	(1,660)	3,218
Accounts payable and accrued expenses—related parties	—	—	(88)
Deferred revenue	—	(429)	19,757
Right-of-use assets and lease liabilities, net	(331)	—	—
Net cash used in operating activities	(62,214)	(36,334)	(9,645)
Cash flows from investing activities
Purchases of property and equipment	(924)	(590)	(1,509)
Net cash used in investing activities	(924)	(590)	(1,509)
Cash flows from financing activities
Noncontrolling interest	—	(19)	(5)
Proceeds from issuance of convertible debt	—	2,750	4,000
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	68,183	—
Proceeds from issuance of PPP loan	—	682	—
Proceeds from initial public offering, net of issuance costs	—	200,229	—
Payment of initial public offering costs	(1,911)	—	—
Proceeds from issuance of common stock	70,994	—	—
Proceeds from exercise of stock options	140	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	289	—	—
Net cash provided by financing activities	69,512	271,825	3,995
Net increase (decrease) in cash and cash equivalents	6,374	234,901	(7,159)
Cash and cash equivalents, beginning of period	238,605	3,704	10,863
Cash and cash equivalents, end of period	$244,979	$238,605	$3,704
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$1	$17	$172
Fair value of warrants issued by affiliates in connection with modification of convertible promissory notes	$—	$—	$764
Assumption of profits interest liability by affiliates	$—	$991	$997
Equity issuance costs included in accounts payable and accrued expenses	$—	$1,911	$—
Carrying value of convertible promissory notes settled in connection with Corporate Reorganization	$—	$27,711	$—
Fair value of consideration issued in connection with settlement of convertible promissory notes	$—	$30,594	$—
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$291	$—	$—

See accompanying notes.

BioAtla, Inc.

Notes to consolidated financial statements

1. Organization and summary of significant accounting policies

Organization

BioAtla, LLC was formed in Delaware in March 2007 and, after undergoing two separate reorganizations that are further discussed below, was converted to a Delaware corporation in July 2020 and was renamed BioAtla, Inc. (BioAtla, Inc. together with the Pre-Division Predecessor and the Post-Division Successor as defined below, the “Company”). The Company has a proprietary platform for creating biologics, including its conditionally active biologics (“CAB” or “CABs”). CABs have been designed to be active only under certain conditions found in diseased tissue, while remaining inactive in normal tissue. The Company is currently in clinical development of its two lead CAB antibody drug conjugates (“CAB ADC”) targeting AXL and ROR2 receptors.

LLC Division

In March 2019, BioAtla, LLC (the "Pre-Division Predecessor") was divided into three separate and distinct Delaware limited liability companies (the “Division”) as follows: 1) BioAtla, LLC renamed to BioAtla Holdings, LLC (“BioAtla Holdings”), 2) a new legal entity named Inversagen, LLC (“Inversagen”), and 3) a new legal entity named BioAtla, LLC (the “Post-Division Successor” and together with BioAtla Holdings and Inversagen, the “Post-Division LLCs”). Upon the Division, each Post-Division LLC had substantially the same form of operating agreement and capital structure as the Pre-Division Predecessor, with the following exceptions: i) 1,750,000 Class B units issued by the Post-Division Successor but not by BioAtla Holdings or Inversagen, ii) the outstanding warrants of the Pre-Division Predecessor at the Division date were transferred to the Post-Division Successor (see Note 7), and iii) the Class C units of the Post-Division Successor had liquidation preferences and a preferred return not included in the operating agreements of BioAtla Holdings and Inversagen.

In connection with the Division, the Pre-Division Predecessor’s holdings of EXUMA Biotech Corp. (“EXUMA”, formerly F1 Oncology, Inc.) common and preferred stock (see Note 12) remained in BioAtla Holdings and certain rights related to the application of CAB technology in senescent cell therapy were transferred to the Post-Division Successor and simultaneously licensed to Inversagen (see Note 10). The remaining assets and liabilities (including ownership of Himalaya Therapeutics SEZC, or "HTKY", and its wholly-owned subsidiary, Himalaya Therapeutics HK Limited as described below in “Principles of consolidation and deconsolidation”), and substantially all of the operations of the Pre-Division Predecessor, including all existing employees, were transferred to the Post-Division Successor. Each of the Pre-Division Predecessor’s members at the time of the Division continued as a member in the Post-Division Successor, BioAtla Holdings and Inversagen, and each entity has Dr. Jay Short and his spouse, Carolyn Anderson Short, as its LLC managers. There are no shared services agreements between the Company and BioAtla Holdings or Inversagen. The Company has determined that Inversagen is a variable interest entity (“VIE”), the Company is not the primary beneficiary of Inversagen, and that the Post-Division LLCs are under the common control of Jay and Carolyn Short. The Company does not consolidate either BioAtla Holdings or Inversagen (see Note 10). In addition, the Company has no direct equity investment in either BioAtla Holdings or Inversagen that require either equity method or cost method accounting.

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

In connection with the Division, certain modifications were made to then outstanding debt agreements and units, including: i) the participation threshold of each Class B unit in each Post-Division LLC was adjusted for the impact of the Division (see Note 8), ii) the amendment of the Pfizer Note and 2018 Notes (as defined and described in Note 4), and iii) the issuance, to both Pfizer and the holders of the 2018 Notes, of conditional warrants by BioAtla Holdings and Inversagen which become exercisable upon the conversion of the Pfizer Note and 2018 Notes into capital stock of the Post-Division Successor (see Note 4).

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

Corporate Reorganization and Series D Financing

In July 2020, BioAtla, LLC (the Post-Division Successor) completed a series of transactions (the “Corporate Reorganization”) in connection with the conversion from a limited liability company into a Delaware corporation, the spin-off of Himalaya Therapeutics SEZC, and the completion of a Series D convertible preferred stock financing. The Corporate Reorganization involved the formation of Himalaya Parent LLC as a wholly owned subsidiary of BioAtla, LLC and the formation of BioAtla MergerSub LLC, as a wholly owned subsidiary of Himalaya Parent LLC. Under the Agreement and Plan of Merger (the “Merger Agreement”), BioAtla, LLC was merged into and with BioAtla MergerSub LLC, with BioAtla, LLC surviving, and the members of BioAtla, LLC immediately prior to the effective time of the Merger Agreement received membership interests, on a one-for-one basis, of Himalaya Parent LLC as consideration, and the then-outstanding warrants to purchase equity of BioAtla, LLC were converted into warrants to purchase common shares of common stock of BioAtla, Inc. (see Note 7). The Himalaya Parent

LLC operating agreement provided identical equity rights for the then outstanding units of BioAtla, LLC. In addition: (i) the membership interests of BioAtla, LLC held by Himalaya Parent LLC were exchanged for 6,220,050 shares of BioAtla, Inc. common stock, (ii) BioAtla, Inc. issued an aggregate of 59,164,808 shares of Series D convertible preferred stock to Himalaya Parent LLC and Himalaya Parent LLC issued an aggregate of 59,164,808 Class D units to the holders of convertible notes of BioAtla, LLC in connection with the conversion of their convertible notes into Class D units of Himalaya Parent LLC (see Note 4), (iii) BioAtla, LLC distributed to Himalaya Parent LLC its equity interests in Himalaya Therapeutics SEZC, a then majority-owned subsidiary which is engaged in the development of a set of antibodies in the field of oncology primarily in Greater China, (iv) Himalaya Parent LLC assumed the profits interest liability of BioAtla, LLC (see Note 8) and (v) BioAtla, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to BioAtla, Inc. Following the Corporate Reorganization, Himalaya Parent LLC owned 59,164,808 shares of BioAtla, Inc. Series D convertible preferred stock and 6,220,050 shares of BioAtla, Inc. common stock, all of which were subsequently distributed ("the Distribution") to the members of Himalaya Parent, LLC. As a result of the sale of 140,626,711 shares of Series D convertible preferred stock to new investors in July 2020 (see Note 7), BioAtla, Inc. was not controlled by Himalaya Parent LLC and BioAtla, Inc. does not control Himalaya Parent LLC subsequent to the distribution discussed in item (iii) above (see further discussion in “Principles of consolidation and deconsolidation” below). All pre-Corporate Reorganization operations, employees, property, assets and obligations of BioAtla, LLC (exclusive of the profits interest liability and Himalaya Therapeutics SEZC now held by Himalaya Parent LLC) are held by BioAtla, Inc. Shares of Series D convertible preferred stock were subsequently converted into common stock as part of the Company’s initial public offering (“IPO”) in December 2020.

Reverse Stock Split

On December 2, 2020, the Company effected a 1-for-13 reverse stock split of its common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the convertible preferred stock conversion price to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split. No adjustments have been made to any period for the units outstanding prior to the LLC Conversion.

Principles of Consolidation and Deconsolidation

Prior to the Corporate Reorganization in July 2020, the consolidated financial statements included the accounts of BioAtla, LLC and those of its majority owned subsidiary Himalaya Therapeutics SEZC that had no material operations. Himalaya Therapeutics SEZC also had a wholly owned subsidiary, Himalaya Therapeutics HK Limited that had no material operations. All intercompany balances were eliminated in consolidation. In connection with the Corporate Reorganization, Himalaya Therapeutics SEZC and Himalaya Therapeutics HK Limited were deconsolidated without material impact to the consolidated financial statements. Subsequent to the Corporate Reorganization and subsequent to the Distribution as defined and described above, Himalaya Parent LLC does not control, is not under common control with, and is not consolidated by BioAtla, Inc. and BioAtla, Inc. is a single legal entity with no consolidated variable interest entities ("VIEs") or subsidiaries (see Note 10).

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of December 31, 2021, the Company had an accumulated deficit of $186.3 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Management is required to perform a two-step analysis of the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management’s assessment included the preparation of cash flow forecasts resulting in management’s conclusion that there is not substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the consolidated financial statements for the year ended December 31, 2021 are issued.

Variable Interest Entities

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”). VIEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently, (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity and (iii) the legal entity is structured with substantive voting rights. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The Company has a controlling financial interest in a VIE when the Company has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether or not it has a controlling financial interest (see Notes 10 and 12).

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

For the years ended December 31, 2021, 2020, and 2019, BeiGene, as defined and described in Note 9, represented 0%, 100% and 91%, respectively, of total revenues.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses for the years ended December 31, 2021, 2020, and 2019.

Leases

The Company adopted the Accounting Standard Update (“ASU”) 2016-02, Leases, and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, “ASC 842”), as of January 1, 2021. See the section Recently Adopted Accounting Pronouncements below for more information.

The Company determines if an arrangement is a lease at inception. An arrangement is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If a lease is identified, classification is determined at lease commencement. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s leases do not provide an implicit interest rate and therefore the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the interest rate that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. Renewals or early terminations are not accounted for unless the Company is reasonably certain to exercise these options. Operating lease expense is recognized and the ROU asset is amortized on a straight-line basis over the lease term. Variable lease costs are not included in the calculation of the ROU asset and the related lease liability and are recognized as incurred.

The Company has a single lease agreement with lease and non-lease components, which are accounted for as a single lease component. The Company elected to use the transition relief package of practical expedients but did not elect to use the hindsight practical expedient in determining a lease term and impairment of ROU assets at the adoption date. For short-term leases, defined as leases with a term of twelve months or less, the Company elected the practical expedient to not recognize an associated lease liability and ROU asset. Lease payments for short-term leases are expensed on a straight-line basis over the lease term. The Company does not currently have any short-term leases.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on the Company’s consolidated balance sheets. The Company does not have any finance leases.

Lease Accounting Prior to the Adoption of ASC 842

For operating leases, the Company recorded rent expense using the straight-line method over the lease term, which includes the period of time from when the Company takes possession of the leased space until leasehold improvements are completed and the space is occupied. The difference between rent expense and amounts paid under the lease agreement is deferred in the accompanying consolidated balance sheets. Tenant improvement allowances and other lease incentives are recorded as liabilities and are amortized on the straight-line basis over the lease term as reductions to rent expense.

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

The transaction price is the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, the Company considers the existence of any significant financing component, the effects of any variable elements, noncash consideration and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, the Company must estimate the consideration it expects to receive and uses that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

If a contract has multiple performance obligations, the Company allocates the transaction price to each distinct performance obligation in an amount that reflects the consideration the Company is entitled to receive in exchange for satisfying each distinct performance obligation. For each distinct performance obligation, revenue is recognized when the Company transfers control of the product or the service applicable to such performance obligation.

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

The Company expenses incremental costs of obtaining and fulfilling a contract as incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized as contract assets if they are incremental to the contract and amortized to expense proportionate to revenue recognition of the underlying contract.

Research and Development Expenses

The Company’s activities have largely consisted of research and development efforts related to developing our CAB programs. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to expense as incurred. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in the accompanying consolidated balance sheets as prepaid or accrued expenses. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

As of December 31, 2021, the Company has accrued $6.2 million related to clinical trial costs. The Company has entered into contracts related to its clinical trials with clinical research organizations. The Company reviews and accrues clinical trial costs based on work performed, which relies on estimates of total trial management costs, sites activated, patients enrolled, and number of patient visits. The Company follows this method since reasonably dependable estimates of the costs applicable to clinical trials can be made. Accrued clinical trial costs are subject to revisions as the trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a change to the Company's results of operations.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expenses and expensed as incurred since recoverability of such expenditures is uncertain.

Equity-Based Compensation Related to Profits Interest Plan

Prior to the Corporate Reorganization in July 2020, the Company had a profits interest plan that was a liability award plan in accordance with ASC Topic 718, Compensation – Stock Compensation (Topic 718). The Company measured the fair value of each award on the grant date and recognized such fair value over the requisite service period (usually the vesting period) on a straight-line basis. The fair value of the award was remeasured at each reporting date until the award was settled, with a true-up of compensation cost for changes in fair value prorated for the portion of the requisite service period rendered. Once vested, any subsequent change in fair value was recognized immediately. The fair value of any awards that expired or were forfeited or canceled for no value was adjusted to zero, as they occurred, such that any previously recorded compensation cost would be fully reversed. Subsequent to the Corporate Reorganization and amendment of the profits interest plan by Himalaya Parent in October 2020, the Company no longer reflects compensation cost and a corresponding capital contribution associated with the ongoing mark-to-market of the Class B profits interests held by Himalaya Parent LLC.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, exclusive of reversing temporary difference, tax-planning strategies, and the results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	December 31, 2021	December 31, 2020
Common stock warrants	151,088	717,674
Common stock options	1,086,902	615,106
Restricted stock units	975,046	1,920,037
Total	2,213,036	3,252,817

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, emerging growth companies (“EGC”) can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company elected to retain the ability to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The Company lost its emerging growth company status on December 31, 2021 because the Company became a large accelerated filer due to the fact that the Company’s public float exceeded $700 million as of the June 30, 2021 measurement date.

The Company adopted the following accounting standards during the year ended December 31, 2021:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use model and requires a lessee to recognize on the balance sheet a right-of-use asset and corresponding lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Effective January 1, 2021, the Company adopted this new standard prospectively using a modified retrospective transition approach. The Company elected the package of practical expedients permitted under the transition guidance of the new standard, which allowed the Company to carry forward its historical assessment on whether a contract is or contains a lease, lease classification, and initial direct costs. Upon adoption on January 1, 2021, the Company recognized operating lease ROU assets of $4.1 million, and current and non-current operating lease liabilities of $1.1 million and $5.4 million, respectively. The difference between the asset and liabilities is primarily attributable to adjustments to the right-of-use asset at transition related to lease incentives and deferred rent. The adoption of ASC 842 did not have a material impact to Company’s consolidated statements of operations and cash flows from operations.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provisions remove certain exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income-based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances, and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the standard is effective for fiscal years beginning after December 15, 2020 and interim periods therein. The Company adopted ASU 2019-12 on the effective date of January 1, 2021. The amendments were applied on a prospective basis and the adoption did not have a significant impact on the Company's financial results.

2. Balance sheet details

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development	$1,811	$2,004
Other prepaid expenses and current assets	502	72
Total	$2,313	$2,076

Property and equipment consist of the following (in thousands):

		December 31,
	Useful life (years)	2021	2020
Furniture, fixtures and office equipment	3 - 7	$2,123	$1,719
Laboratory equipment	5	2,123	1,790
Leasehold improvements	2 - 3	3,687	3,663
		7,933	7,172
Less accumulated depreciation and amortization		(4,257)	(3,070)
Total		$3,676	$4,102

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accounts payable	$1,179	$2,456
Accrued compensation	2,671	2,804
Accrued research and development	13,501	4,852
Accrued equity issuance costs	—	1,143
Other accrued expenses	1,073	813
Total	$18,424	$12,068

3. Fair value measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of December 31, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

The following table provides a reconciliation of the embedded derivative liability measured at fair value using Level 3 unobservable inputs (in thousands):

Embedded derivative liability
Balance at December 31, 2019	$1,856
Initial fair value of embedded derivatives issued	3,415
Change in fair value	1,581
Settlement	(6,852)
Balance at December 31, 2020	$—

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

2020 convertible promissory notes

During March, April and May of 2020 the Company issued unsecured convertible promissory notes (the “2020 Notes”) payable to various entities in an aggregate principal amount of $2.8 million, of which $0.5 million was to related parties. The 2020 Notes accrued interest at 8.0% per annum with maturity dates of five years after issuance. The Company assessed the terms and concluded the 2020 Notes: (i) were not share-settled debt,(ii) contained a redemption feature that was determined to be an embedded derivative requiring bifurcation and (iii) did not contain a beneficial conversion feature. The $1.2 million issuance date fair value of the embedded derivative liability was recorded as a debt discount which was amortized to interest expense using the effective interest method over the term of the 2020 Notes. In May of 2020 certain of the 2020 Notes, representing $0.1 million of the then outstanding principal balance, were amended such that the conversion shares or units issuable upon conversion is the greater of: (i) the then outstanding principal plus accrued interest divided by $0.86866 or (ii) the amount determined by dividing the conversion amount by the conversion price, with the conversion amount equal to the greater of a) the then outstanding principal plus accrued interest, or b) principal plus accrued interest through December 7, 2020. The amendment of the 2020 Notes was accounted for as a modification, which required prospective consideration of the revised terms.

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

Other Debt

In April 2020, the Company borrowed $0.7 million under the Paycheck Protection Program (“PPP”) under the CARES Act. The loan was subsequently forgiven in July 2021. The $0.7 million balance of the forgiven loan was recognized as other income on the Company's Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2021.

5. Leases

The Company has a single operating lease for its corporate headquarters and laboratory space in San Diego, California. The lease expires in July 2025 and the Company has an option to extend the term of the lease for an additional five years. However, it is not reasonably certain the Company will exercise the option to renew when the lease term ends and thus, the incremental term was excluded from the calculation of the lease liability. Additionally, the lease includes certain rent abatement, rent escalations, tenant improvement allowances and additional charges for common area maintenance and other costs.

Supplemental balance sheet information related to lease liabilities at December 31, 2021, was as follows (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	As of December 31, 2021
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$3,300
Total right-of-use assets		$3,300
Lease Liabilities:
Operating leases	Operating lease liabilities	$1,389
	Operating lease liabilities, noncurrent	3,982
Total lease liabilities		$5,371

The components of lease expense included in the Company’s consolidated statements of operations include (in thousands):

Year Ended December 31, 2021
Operating lease expense	$1,043
Variable lease expense	512
Total lease expense, net	$1,555

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the year ended December 31, 2021.

The weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2021 were as follows:

Year Ended December 31, 2021
Weighted average remaining lease term (in years)	3.5
Weighted average discount rate percentage	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of operating leases	$1,374

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Years ending December 31:	Operating lease
2022	$1,555
2023	1,636
2024	1,685
2025	845
Thereafter	—
Total future lease payments	5,721
Less imputed interest	(350)
Total operating lease liabilities	$5,371

As of December 31, 2020, prior to the Company’s adoption of ASC 842, annual minimum payments under noncancelable operating leases were as follows (in thousands):

Years ending December 31:	Operating lease
2021	$1,374
2022	1,555
2023	1,636
2024	1,685
Thereafter	845
Total minimum lease payments	$7,095

Under ASC 840, during the years ended December 31, 2020 and 2019, net rent expense was $1.7 million and $1.1 million, respectively.

6. Commitments and contingencies

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

7. Convertible preferred stock and members’/stockholders’ equity (deficit)

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

Common stock warrants

The Company issued the warrants described below in 2016 in connection with certain advisory services. The warrants became exercisable upon our IPO for a period of 365 and 450 days.

Upon adoption of ASU No. 2018-07 on October 1, 2020, the measurement date of the warrants described below became fixed in accordance with the guidance, and such fair value was nominal since the warrants were deeply out-of-the-money. In December 2021, a total of 566,586 warrants with an exercise period of 365 days after our IPO expired unexercised. As of December 31, 2021 the remaining common stock warrants below are exercisable and expire as follows:

Outstanding and exercisable	Exercise price per share	Expiration date
151,088	$132.37	March 12, 2022

Noncontrolling interests

In December 2018, the Company issued a noncontrolling interest in HTKY in the form of ordinary shares in connection with the termination of a collaboration and license agreement. In addition to the ordinary shares issued, certain employees and shareholders of the Company purchased 19,000,000 ordinary shares of HTKY for an aggregate purchase price of $19,000, of which 5,000,000 were repurchased for $5,000 in March 2019. As of December 31, 2019, the Company held all of the outstanding HTKY preferred equity, consisting of 97,183,256 Series B convertible preference shares, and 1,000 ordinary shares. The Series B convertible preference shares had a liquation preference equal to the greater of $1.00 per share, plus declared and unpaid dividends, or the if-converted value, and pay non-cumulative dividends in preference to the holders of ordinary shares at an annual rate of 7% of the purchase price per share when, as and if declared by the board. The net income (loss) of HTKY was allocated to the ordinary shareholders on a pro rata basis. However, any net income was initially be allocated to the preference shares until the liquidation preference is met. Thereafter, preference shares would only be allocated dividends declared by the board of directors of HTKY. For the year ended December 31, 2019, substantially all of the $61,000 net loss of HTKY was allocated to the noncontrolling interest. HTKY had no material operations for the year ended December 31, 2020. As discussed in Note 1, HTKY was deconsolidated as part of the July 2020 Corporate Reorganization.

2020 Equity Incentive Plan

On October 29, 2020, the Company’s board of directors approved the adoption of the BioAtla, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and approved certain amendments to the 2020 Plan in December 2020. The Company’s stockholders approved the 2020 Plan, as amended, in December 2020. Under the 2020 Plan, the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of December 31, 2021 and 2020, the total number of common shares authorized for issuance under the 2020 Plan was 6,226,540 and 4,939,678, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense recognized for all equity awards under the 2020 Plan has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Research and development	$4,688	$740
General and administrative	20,429	2,282
Total	$25,117	$3,022

Restricted stock units

In December 2020, the Company granted an aggregate of 1,920,037 restricted stock units (“RSUs”) to certain of the Company’s employees and service providers, including executive officers and non-employee directors.

The following table summarizes RSU activity under the 2020 Plan for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted - average grant date fair value
Outstanding at December 31, 2019	—	$—
Granted	1,920,037	$18.00
Vested	—	$—
Outstanding at December 31, 2020	1,920,037	$18.00
Granted	—	$—
Vested	944,991	$18.00
Outstanding at December 31, 2021	975,046	$18.00

As of December 31, 2021, total unrecognized stock-based compensation expense for RSUs was $17.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years.

Stock options

The following table summarizes stock option activity under the 2020 Plan for the year ended December 31, 2021 and 2020 (in thousands, except share and per option data and years):

	Number of options	Weighted - average exercise price per option	Weighted - average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2019	—	$—	—	$—
Granted	615,106	$18.00
Balance at December 31, 2020	615,106	$18.00	9.95	$9,848
Granted	479,543	$37.86
Exercised	(7,747)	$18.00	—	$182,829
Balance at December 31, 2021	1,086,902	$26.76	9.22	$991,495
Vested and expected to vest at December 31, 2021	1,086,902	$26.76	9.22	$991,495
Exercisable at December 31, 2021	155,579	$18.31	8.97	$247,486

As of December 31, 2021, total unrecognized stock-based compensation cost for unvested common stock options was $15.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years. The weighted- average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $24.61 per share and $11.66 per share, respectively. The total fair value of options vested during the year ended December 31, 2021 was $1.9 million. No options vested during the years ended December 31, 2020 and 2019. Upon option exercise, the Company issues new shares of its common stock.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Expected volatility	74.7%	74.5%
Risk-free interest rate	1.06%	0.52%
Expected dividend yield	0.0%	0.0%
Expected term	5.98 years	6.09 years

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

Employee Stock Purchase Plan

In December 2020, the Company’s board of directors and stockholders approved the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of December 31, 2021 and 2020, a total of 833,993 and 464,829 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The ESPP plan was amended in September 2021 to change the offering periods to end on May 15th and November 15th of each year beginning January 1, 2022. In February 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. ESPP purchase transactions occurred on June 30, 2021 and on December 31, 2021. During the year ended December 31, 2021, the Company issued 11,182 shares of common stock under the ESPP. As of December 31, 2021, 822,811 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the twelve months ended December 31, 2021 was immaterial.

Common stock reserved for future issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	December 31, 2021	December 31, 2020
Warrants for the purchase of common stock	151,088	717,674
Common stock options and restricted stock units issued and outstanding	2,061,948	2,535,143
Awards available for future issuance under the 2020 Plan	3,211,854	2,404,535
Awards available for future issuance under the ESPP	822,811	464,829
Total common stock reserved for future issuance	6,247,701	6,122,181

8. Profits interest incentive plan

Prior to the Corporate Reorganization in July 2020, the Company maintained a Profits Interest Incentive Plan (the “Plan”) for selected employees, consultants and other service providers. In connection with the Corporate Reorganization, Himalaya Parent LLC assumed the Plan and the $1.0 million fair value of the liability was reclassified to additional paid-in capital. As of December 31, 2019, the Company had reserved a total of 16,665,977 Class B units for issuance under the Plan. The Class B units generally vested over four years, were subject to continued service requirements, and only provide the participants with benefits (in the form of distributions) if the distributions from BioAtla exceed specified threshold values. Generally, upon termination of services, all unvested Class B units were forfeited to the Company and the Company had the right, but not the obligation, to repurchase the vested Class B units within two years at the termination date fair value. The Class B unit repurchase would be settled in cash, at all times at the option of the Company, and the holder did not have the right to put the Class B units to the Company under any condition. Vested Class B units that are neither repurchased by the Company nor forfeited remained subject to the terms of the Company’s operating agreement. The Class B units were not subject to sale, assignment, transfer, pledge, or allowed to be otherwise encumbered or disposed of without prior written consent of the Company. No Class B units had been repurchased through the date of the Corporate Reorganization.

Activity under the Plan is summarized as follows:

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

In connection with the Division, the distribution thresholds that had to be achieved before the Class B unit holders were entitled to distributions were adjusted, resulting in a $0.9 million reduction to the aggregate profits interest liability between the Predecessor and the Post-Division LLCs at the date of the Division. The thresholds of the Post-Division Successor were changed in order to reflect the impact of the assets assigned to BioAtla Holdings and Inversagen in the Division. For the year ended December 31, 2019, the profits interest liability decreased $7.4 million, including the $0.9 million reduction described above, and $0.8 million recognized as additional paid-in capital related to the fair value of vested Class B units assumed by BioAtla Holdings and Inversagen in connection with the Division. In addition, the Company recognized stock-based compensation expense and additional paid-in capital of $0.2 million related to the fair value of the unvested Class B units assumed by BioAtla Holdings and Inversagen in connection with the Division since these Class B unit holders were employees of the Post-Division Successor, and were not expected to provide services to BioAtla Holdings or Inversagen.

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

9. Collaboration, license and option agreements

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

Under the BeiGene Collaboration, the Company would co-develop the CAB-CTLA-4 antibody to reach defined early clinical objectives (“POC Milestone”), whereby the Company would perform the development activities and BeiGene would reimburse the Company for a portion of the costs incurred by the Company. Following the POC Milestone, BeiGene would then lead the parties’ joint efforts to develop the product candidate and be responsible for global regulatory filings and commercialization. BeiGene would be responsible for all costs of development, manufacturing and commercialization in China, parts of the Middle East and Asia (excluding Japan), Australia and New Zealand (the “BeiGene Territory”), and the parties would share development and manufacturing costs and commercial profits and losses upon specified terms in the rest of the world that are not part of the BeiGene Territory (the “ROW”).

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

The Company concluded that the BeiGene Collaboration was a contract with a customer and applied relevant guidance from Topic 606 through reaching the POC milestone as the licenses to intellectual property granted to BeiGene and the obligation to perform research and development services are outputs of the Company’s ongoing activities. The Company identified material promises in the BeiGene Collaboration through POC Milestone, consisting of the licenses described above and the development services. It was determined that the licenses were not distinct from the development services resulting in a single performance obligation.

In accordance with Topic 606, the Company determined the transaction price of the agreement was limited to the $25.0 million received, and excluded the variable consideration of expense reimbursements, milestone payments and royalties as they were fully constrained. The expense reimbursements were included in the transaction price in the reporting period the Company concluded it was probable that inclusion of such amounts in the transaction price would not result in a significant reversal in revenue recognized. As part of the Company’s evaluation of the milestone constraints, the Company determined the achievement of such milestones were contingent upon success of future developments, regulatory approvals and commercial activities which were not within its control and were uncertain. Variable consideration related to royalties would be recognized when the related sales occurred.

Under the terms of the Amended BeiGene Collaboration, BeiGene was generally responsible for developing BA3071 and for global regulatory filings and commercialization. Subject to the terms of the Amended BeiGene Collaboration, BeiGene held an exclusive license with the Company to develop and manufacture the BA3071 candidate globally, and BeiGene was responsible for all costs of development, manufacturing and commercialization globally. The Amended BeiGene Collaboration provided that the Company was eligible to receive tiered royalties on sales worldwide, subsequent development and regulatory milestone payments globally and commercial milestones in the BeiGene territory.

Under the Amended BeiGene Collaboration, the Company’s amended performance obligation would be satisfied at a point in time determined to be when BeiGene received the know-how and master cell bank for BA3071. Until then BeiGene could not benefit from the ability to further develop and manufacture the BA3071 candidate. Under the original collaboration agreement, the Company recognized revenue over time using an input method based on actual costs incurred compared to estimated total costs expected to be incurred to fulfill its performance obligation to perform development services.

On November 18, 2021, the Company entered into Amendment No. 3 to the Amended BeiGene Collaboration (“Amendment No.3”). Under Amendment No. 3, the Amended BeiGene Collaboration was terminated, subject to survival of certain provisions, and BeiGene handed back rights to know-how and materials received under the Amended BeiGene Collaboration. As a result, the Company will assume responsibility for the global development and commercialization of BA3071. As consideration for Amendment No.3, the Company agreed to pay BeiGene mid-single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of BA3071. As part of Amendment No.3, the Company reclassified its remaining $19.8 million of deferred revenue as a long-term liability which is expected to settle as licensing payments are made to BeiGene in accordance with the resulting amendment. In the event the license is terminated, the liability will be extinguished with no further payment to BeiGene.

For the year ended December 31, 2021, the Company did not recognize any revenue related to the collaboration agreement with BeiGene. Collaboration revenue recognized for the years ended December 31, 2020 and 2019 was $0.4 million and $5.2 million, respectively. As of December 31, 2021 and December 31, 2020, the Company had a $19.8 million Liability to Licensor, and $19.8 million of deferred revenue which was classified as current, respectively.

Service Contracts

Prior to developing its own programs, the Company entered into various fixed price research services contracts. In connection with these service contracts, the Company may receive future milestone payments if certain clinical, regulatory and commercialization milestones are achieved. The Company is also eligible to receive royalties based on certain product sales. The Company recognized revenue of $0.3 million for the year ended December 31, 2021, related to the achievement of a clinical milestone on a fixed price service contract.

License and Option Agreement with Pfizer, Inc.

The Company was party to a license and option agreement with Pfizer that was terminated in December 2019. Pfizer paid the Company $1.0 million in December 2015 upon execution of the agreement. The Company had identified a single deliverable at inception of the agreement, which consisted of the company’s obligation to nominate targets, perform certain preclinical research, efficacy studies and related reports (“research and development services”). These services were prerequisites to Pfizer’s exercise of Pfizer’s substantive options, including the option to obtain exclusive licenses to develop and commercialize a certain number of Antibody Drug Conjugates (“ADC”) CAB antibodies, under the agreement. As such, the Company recognized revenue for the consideration received over the four-year period over which it delivered its research and development services. In connection with the license and option agreement with Pfizer, the Company recognized collaboration revenue of $0.5 million for the year ended December 31, 2019.

10. Related party transactions

Dr. Jay Short and Carolyn Anderson Short

Dr. Jay Short and Carolyn Anderson Short loaned the Company $1.0 million and $0.5 million, respectively, under the terms of the 2019 Notes and 2020 Notes described in Note 4 above. For the years ended December 31, 2020 and 2019, the Company recognized interest expense (including amortization of debt discounts) of $0.1 million and $32,000, respectively, on outstanding 2019 Notes and 2020 Notes payable to Dr. Jay Short and Carolyn Anderson Short. The 2019 Notes and 2020 Notes payable to Dr. Jay Short and Carolyn Anderson Short were settled in connection with the Corporate Reorganization in July 2020.

On March 18, 2021, the Company and Carolyn Anderson Short, its co-founder and former Chief of Intellectual Property & Strategy, mutually agreed that Ms. Short would depart the Company on May 31, 2021 following an agreed upon transition period. The Transition Agreement provides for the following severance benefits in exchange for a release of claims by Ms. Short: (i) a lump sum payment equal to eighteen (18) months of Ms. Short’s current base salary, (ii) a payment at her targeted bonus rate for 2021, pro-rated to the separation date, and (iii) accelerated full vesting of her equity awards including 7,747 stock options and 138,461 restricted stock units. The modification of these equity awards resulted in an incremental fair value of $7.0 million which was recognized on a straight-line basis over the transition service period. For the twelve months ended December 31, 2021, the Company recognized $1.0 million related to the lump sum salary payment and target bonus. The Company also recognized non-cash stock-based compensation charges of $9.4 million related to the modified equity awards for the twelve months ended December 31, 2021. No unrecognized stock-based compensation remained as of December 31, 2021. Ms. Short exercised her 7,747 stock options in 2021, therefore there are no remaining options outstanding related to Ms. Short’s transition agreement as of December 31, 2021.

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

Inversagen has only nominal assets and liabilities and is a VIE as the entity lacks sufficient equity to finance its activities without additional subordinated financial support. The Company does not consolidate Inversagen as it is not the primary beneficiary; Inversagen License and the Amended Inversagen License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in Inversagen, and no exposure to its losses. Inversagen is currently inactive, and the Company has not provided any services to Inversagen, has not provided any support to Inversagen and has no obligation to do so, and Inversagen’s creditors have no recourse to the general credit of the Company. The Company does not have any assets or liabilities associated with its variable interest in Inversagen at December 31, 2021 and 2020.

Inversagen is a related party of the Company. Dr. Jay Short and his spouse, Carolyn Anderson Short, serve as managers of Inversagen.

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

In addition, effective January 1, 2020, the Company entered into a Royalty Sharing Agreement whereby the Company agreed to share with BioAtla Holdings 50% of the royalties it receives under the Amended and Restated EXUMA License defined and described in Note 12 below.

BioAtla Holdings is a variable interest entity as it does not have sufficient equity to finance its activities without additional subordinated financial support. The royalty payments and option to acquire assets represent variable interests held by the Company in BioAtla Holdings. The Company is not the primary beneficiary of BioAtla Holdings, however, as the BioAtla Holdings License and Amended BioAtla Holdings License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in BioAtla Holdings, and no exposure to its losses. BioAtla Holdings is currently inactive, and the Company has not provided any support to BioAtla Holdings and has no obligation to do so, and BioAtla Holdings’ creditors have no recourse to the general credit of the Company. The Company does not have any assets or liabilities associated with its variable interests in BioAtla Holdings at December 31, 2021 and 2020.

BioAtla Holdings is a related party of the Company. Dr. Jay Short and his spouse, Carolyn Anderson Short, serve as managers of BioAtla Holdings.

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

Himalaya Therapeutics SEZC is a related party whose controlling shareholder is Himalaya Parent LLC. Dr. Jay Short and his spouse, Carolyn Anderson Short, serve as directors of Himalaya Therapeutics SEZC, and Carolyn Anderson Short serves as an officer of such entity.

Himalaya Parent LLC

In connection with the Corporate Reorganization, Himalaya Parent assumed the Company’s profits interest plan, including equity awards to employees of the Company. For the years ended December 31, 2021 and 2020, the Company recognized $0 and $0.7 million, respectively, of compensation cost and a related capital adjustment in connection with the assumed profits interest plan. Dr. Jay Short and his spouse, Carolyn Anderson Short, serve as managers of Himalaya Parent LLC.

EXUMA Biotech Corp. and subsidiary

As of December 31, 2019, the Company and EXUMA are no longer related parties since none of the Post-Division LLCs own any common or preferred stock of EXUMA and have no ongoing contractual relationships other than the license agreement described below (see Note 12). The Company was a named party to a lease where a subsidiary of EXUMA was the primary tenant. The EXUMA subsidiary paid the landlord directly for payments due under the lease and was reimbursed by the Company for its share of the payments. For the year ended December 31, 2019, the Company expensed $15,000 for its share of payments due under the lease. In addition, the Company expensed $10,000 related to a November 2019 amendment of the license agreement described in Note 12.

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

BioDuro-Sundia

BioDuro-Sundia is a contract research organization that provides services to the Company. For the year ended December 31, 2019, the Company incurred expenses of $1.9 million in connection with services provided by BioDuro-Sundia. During 2019, an affiliate of BIG sold a majority interest in BioDuro-Sundia to an unaffiliated entity. Effective January 1, 2020, BioDuro-Sundia is no longer considered a related party of the Company.

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

Private Placement of Common Stock

As part of the 2021 Private Placement, the Company issued 625,000 shares of common stock for total net proceeds of $17.5 million to certain stockholders considered to be related parties.

11. 401(k) plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. To date, the Company has not made any matching contributions.

12. EXUMA Biotech Corp.

Exclusive License Agreement

Under an Exclusive License Agreement entered into in May 2016, the Company granted EXUMA and its affiliates an exclusive, worldwide, sublicensable license under certain patents and know-how controlled by the Company to develop, manufacture and commercialize Adoptive Cellular Therapy (“ACT”) preparations and treatments for cancer. EXUMA’s rights under the agreement exclude the right to grant sublicenses to third parties to discover, develop or manufacture any CAB ACT or any component of the Company’s CAB ACT technology, except as used in or incorporated into EXUMA’s ACTs for cancer. The license to EXUMA is royalty bearing.

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

In connection with the Exclusive License Agreement, the Pre-Division Predecessor received common and preferred stock of EXUMA. The preferred stock was accounted for as a cost method investment and the common stock was accounted for as an equity method investment. Both the cost method investment and equity method investment had initial carrying values of zero and neither resulted in adjustments to the consolidated statements of operations for the years ended December 31, 2019. These holdings of EXUMA common and preferred stock were retained by BioAtla Holdings in connection with the LLC Division.

In November 2019, the Company entered into an Amended and Restated Exclusive License Agreement with EXUMA (the “Amended and Restated EXUMA License”). The Amended and Restated EXUMA License curtailed the rights to certain CAB intellectual property previously licensed to EXUMA in exchange for a one-time, non-refundable, non-creditable license fee of $10,000. More specifically, the Amended and Restated EXUMA License limits CAB ACT products to four specified targets, and BioAtla is no longer obligated to provide new targets to EXUMA. The Amended and Restated EXUMA License does not change EXUMA’s obligation to pay BioAtla royalties on licensed products. In connection with the Amended and Restated EXUMA License, BioAtla Holdings sold its EXUMA common and preferred holdings back to EXUMA for consideration of $25,000. The Company concluded that the Amended and Restated EXUMA License was priced at fair value and was not influenced by the pricing of the contemporaneous related party stock sale.

EXUMA is a VIE, and the Company has a variable interest in EXUMA due to its right to receive royalties during the royalty term under the Amended and Restated EXUMA License. As of December 31, 2021 and 2020, the Company has determined it is not the primary beneficiary of EXUMA and, as such, the Company does not consolidate EXUMA. The Company has no equity ownership in EXUMA, no representation on the EXUMA board of directors, and the Amended and Restated EXUMA License does not provide the Company with the ability to make decisions regarding the execution of business strategy that most significantly impact the economic performance of EXUMA. The Company has not funded and has no commitment to fund EXUMA’s losses, and has no exposure to loss as a result of its Amended and Restated EXUMA License. The Company’s financial statements do not include any assets or liabilities related to the Amended and Restated EXUMA License at December 31, 2021 and 2020.

13. Income taxes

Historically, the Company had conducted its U.S. operations through a pass through entity that filed its income tax returns as a partnership for federal and state income tax purposes. As a result, the Company was not subject to U.S. federal or state income taxes as the related tax consequences were reported by its individual members. In July 2020, the Company changed its status from a limited liability company to a corporation, and accordingly, the Company became taxable at the entity level for U.S. federal and state tax purposes.

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the Company’s income tax expense is as follows (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Tax computed at the federal statutory rate	$(20,034)	$(7,529)
Deferred impact of conversion to C Corporation	(2,131)	(6,708)
Partnership income not subject to tax	—	1,837
Nondeductible executive compensation	4,145	—
Stock-based compensation	(1,021)	—
Research and development and orphan drug credits	(3,091)	(807)
Uncertain tax positions	757	197
Other, net	793	242
Valuation allowance	20,582	12,768
Income tax expense	$—	$—

The Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$21,935	$5,607
Guaranteed payments	—	1,702
Liability to licensor	4,159	—
Deferred revenue	—	4,159
Goodwill	3,449	—
Deferred rent	—	504
Lease liability	1,128	—
Accrued compensation	485	585
Research credit carryforwards	2,945	610
Stock-based compensation	697	438
Other	2	0
Gross deferred tax assets	34,800	13,605
Less valuation allowance	(33,351)	(12,768)
Total deferred tax assets	1,449	837
Deferred tax liabilities:
Fixed assets	(756)	(837)
Operating lease right-of-use asset	(693)	—
Total deferred tax liabilities	(1,449)	(837)
Net deferred tax assets	$—	$—

A valuation allowance of approximately $33.4 million as of December 31, 2021 has been established to offset the deferred tax assets as the Company has determined that it is not more likely than not that these assets will be realized. The valuation allowance increased by approximately $20.6 million during 2021.

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $104.5 million. The federal net operating losses can be carried forward indefinitely, subject to an 80% limitation against taxable income.

At December 31, 2021, the Company had federal and California research and development credit carryforwards of approximately $1.9 million and $1.2 million, respectively. The federal credit carryforwards will begin to expire in 2040, unless previously utilized. The California credits will carry forward indefinitely.

At December 31, 2021, the Company also had federal orphan drug credit carryforwards of approximately $1.0 million. The orphan drug credit carryforwards will begin to expire in 2041, unless previously utilized.

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

Pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act, the Company received a PPP loan in the amount of $0.7 million. In 2021, the Company received forgiveness of the PPP loan. The loan forgiveness income is not considered taxable for Federal or state income tax purposes. In accordance with the Consolidated Appropriations Act, 2021 (CAA) enacted on December 27, 2020, certain qualified expenses used with the funds of the PPP Loan are fully deductible for Federal income tax purposes; however, California does not conform to this aspect of the CAA.

Under the FASB's accounting guidance related to income tax positions, among other things, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company regularly evaluates the likelihood of recognizing the benefit for income tax positions taken in various federal and state filings by considering all relevant facts, circumstances, and information available.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the year ended December 31, 2021 (in thousands):

Balance as of December 31, 2019	$—
Gross increase – current-period tax positions	210
Balance as of December 31, 2020	$210
Gross increase – current-period tax positions	801
Balance as of December 31, 2021	$1,011

As of December 31, 2021, the Company had gross unrecognized tax benefits of approximately $1.0 million, none of which would affect the Company’s effective tax rate due to the existence of the valuation allowance. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheet and has not recognized interest or penalties in the consolidated statements of net and comprehensive income for the year ended December 31, 2021. The Company does not anticipate a significant change to its liability for unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is subject to examination by tax authorities in those jurisdictions since 2018 and 2017, respectively, and forward. However, any adjustment made for the period prior to the conversion to C Corporation in July 2020 would be passed through to the Company's former members. Post-conversion to C Corporation, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforward amount. The Company is not currently under examination by any jurisdiction.

14. Subsequent events

The Company has completed an evaluation of all subsequent events through February 28, 2022 for the financial statements as of and for the year ended December 31, 2021 to ensure these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. Except as described below or elsewhere in these consolidated financial statements, the Company has concluded that no subsequent event has occurred that requires disclosure.

On January 5, 2022, BioAtla and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s Conditionally Active Biologic Antibody Drug Conjugates, BA3011 and BA3021, each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company will serve as the study sponsor of the scheduled studies and will be responsible for costs associated with the trial execution. BMS will provide Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. There was no impact to the Company's financial results for the year ended December 31, 2021 as a result of this agreement.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to understand the potential impact on their design and operating effectiveness.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

See Management’s Report on Internal Control over Financial Reporting above and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioAtla, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BioAtla, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BioAtla, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BioAtla, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’/members’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Diego, California

February 28, 2022

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

ITEM 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of BioAtla, Inc.	8-K	001-39787	3.1	12-18-20
3.2	Amended and Restated Bylaws of BioAtla, Inc.	8-K	001-39787	3.2	12-18-20
4.1	Specimen Common Stock Certificate evidencing the shares of common stock	S-1/A	333-250093	4.1	12-08-20
4.2	Investors’ Rights Agreement, dated July 13, 2020	S-1/A	333-250093	4.2	12-08-20
4.3	Description of Securities					X
10.1+	2020 Equity Incentive Plan	S-1/A	333-250093	10.1	12-08-20
10.2+	Amendment No. 1 to 2020 Equity Incentive Plan	S-8	333-251520	99.2	12-18-20
10.3+	Form of Restricted Stock Agreement	S-1/A	333-250093	10.2	12-08-20
10.4+	2020 Employee Stock Purchase Plan	S-1/A	333-250093	10.3	12-08-20
10.5*	Exclusive License Agreement with Himalaya SEZC, dated January 1, 2020	S-1	333-250093	10.4	11-13-2020
10.6*	Exclusive License Agreement with Inversagen LLC, dated March 15, 2019, as amended by First Amendment to Exclusive License Agreement, dated July 7, 2020	S-1	333-250093	10.5	11-13-2020
10.7*	Exclusive License Agreement with BioAtla Holdings LLC, dated January 1, 2020, as amended by First Amendment to Exclusive License agreement, dated July 7, 2020	S-1	333-250093	10.6	11-13-2020
10.8*	Amended and Restated Exclusive License Agreement with EXUMA Biotech Corp. (formerly F1 Oncology, Inc.), dated November 22, 2019	S-1	333-250093	10.7	11-13-2020
10.9*	Global Co-Development and Collaboration Agreement with BeiGene, Ltd. and BeiGene Switzerland GmbH, dated April 8, 2019, as amended by First Amendment, dated December 24, 2019 and as amended by Second Amendment, October 5, 2020	S-1	333-250093	10.8	11-13-2020
10.10*	Cell Line License Agreement with Life Technologies Corporation, dated June 28, 2018	S-1	333-250093	10.9	11-13-2020
10.11	Royalty Sharing Agreement with BioAtla Holdings, LLC, dated January 1, 2020	S-1	333-250093	10.10	11-13-2020
10.12+	Employment Letter Agreement between BioAtla, LLC and Jay Short, as amended by the Letter Amendment dated October 1, 2011	S-1/A	333-250093	10.11	12-08-20
10.13+	Offer Letter between BioAtla, LLC and Carolyn Short, dated November 30, 2015	S-1/A	333-250093	10.12	12-08-20
10.14+	Severance Agreement between BioAtla, LLC and Jay Short, dated July 1, 2018	S-1/A	333-250093	10.13	12-08-20
10.15+	Offer Letter between BioAtla, LLC and Scott Smith, dated August 2, 2018	S-1/A	333-250093	10.14	12-08-20
10.16+	Letter Agreement between BioAtla, LLC and Scott Smith, dated August 3, 2018	S-1/A	333-250093	10.15	12-08-20
10.17+	Severance Agreement between BioAtla, LLC and Scott Smith, dated August 20, 2018	S-1/A	333-250093	10.16	12-08-20
10.18+	Severance Agreement between BioAtla, LLC and Carolyn Short, as amended by the Amended Severance Agreement between BioAtla, LLC and Carolyn Short, dated April 1, 2020	S-1/A	333-250093	10.17	12-08-20
10.19+	Offer Letter between BioAtla, LLC and Richard Waldron, dated October 23, 2013					X
10.20+	Severance Agreement between BioAtla, LLC and Richard Waldron, dated July 1, 2018					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
10.21+	Offer Letter between BioAtla, LLC and Eric Sievers, dated June 17, 2019					X
10.22+	Offer Letter between BioAtla, LLC and Christian Vasquez, dated October 22, 2015					X
10.23+	Form of Indemnification Agreement between the Registrant and each of its executive officers	S-1/A	333-250093	10.18	12-08-20
10.24	Lease Agreement with HCP Torreyana, LLC, dated June 2, 2017, as amended by First Amendment to Lease, dated January 16, 2019	S-1/A	333-250093	10.19	12-08-20
10.25	Payment Protection Program Promissory Note dated April 22, 2020, by and between BioAtla, LLC and City National Bank.	S-1	333-250093	10.20	11-13-2020
10.26	Amendment No. 2 to 2020 Equity Incentive Plan					X
10.27	Amendment No. 1 to Employee Share Purchase Plan					X
10.28*	Amendment No. 3 to Global Co-Development and Collaboration Agreement between BioAtla, Inc. and BeiGene, Ltd					X
10.29+	Form of Non-Employee Director Stock Option Agreement	10-Q	001-39787	10.1	11-15-2021
10.30+	Form of Employee Stock Option Agreement	10-Q	001-39787	10.2	11-15-2021
10.31+	BioAtla Director Compensation Policy					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)					X

†	Furnished and not filed.
+	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAtla, Inc.

Date: February 28, 2022	By:	/s/ Jay M. Short, Ph.D.
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

SIGNATURE	TITLE	DATE

/s/ Jay M. Short, Ph.D. Jay M. Short, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ Richard A. Waldron Richard A. Waldron	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022

/s/ Scott Smith Scott Smith	President and Director	February 28, 2022

/s/ Guy Levy Guy Levy	Director	February 28, 2022

/s/ Lawrence Steinman Lawrence Steinman	Director	February 28, 2022

/s/ Mary Ann Gray, Ph.D. Mary Ann Gray, Ph.D.	Director	February 28, 2022

/s/ Susan Moran, M.D. Susan Moran, M.D.	Director	February 28, 2022

/s/ Sylvia McBrinn Sylvia McBrinn	Director	February 28, 2022

/s/ Edward Williams	Director	February 28, 2022
Edward Williams