Form 10-Q
period 2022-03-31
BioAtla, Inc.
filed 2022-05-05
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the number of shares of the registrant’s common stock outstanding was 35,921,865 and the number of shares of the registrant’s Class B common stock outstanding was 1,492,059.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$219,428	$244,979
Prepaid expenses and other current assets	4,591	2,313
Total current assets	224,019	247,292
Property and equipment, net	3,395	3,676
Operating lease right-of-use asset, net	3,085	3,300
Other assets	154	154
Total assets	$230,653	$254,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,754	$18,424
Operating lease liabilities	1,432	1,389
Total current liabilities	17,186	19,813
Operating lease liabilities, less current portion	3,608	3,982
Liability to licensor	19,806	19,806
Total liabilities	40,600	43,601
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2022 and December 31, 2021; 35,891,284 shares and 35,799,233 shares issued and outstanding at March 31, 2022 and December 31, 2021	4	4
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at March 31, 2022 and December 31, 2021; 1,492,059 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	400,622	397,136
Accumulated deficit	(210,573)	(186,319)
Total stockholders' equity	190,053	210,821
Total liabilities and stockholders’ equity	$230,653	$254,422

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development expense	$16,923	$10,423
General and administrative expense	7,423	8,374
Total operating expenses	24,346	18,797
Loss from operations	(24,346)	(18,797)
Other income (expense):
Interest income	85	98
Interest expense	—	(2)
Other income	7	—
Total other income (expense)	92	96
Consolidated net loss and comprehensive loss	$(24,254)	$(18,701)
Net loss per common share, basic and diluted	$(0.65)	$(0.56)
Weighted-average shares of common stock outstanding, basic and diluted	37,322,360	33,633,619

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended March 31, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	35,799,233	$4	1,492,059	$—	$397,136	$(186,319)	$210,821
Stock-based compensation expense	—	—	—	—	3,632	—	3,632
Issuance of common stock under equity incentive plans	92,051	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(146)	—	(146)
Net loss	—	—	—	—	—	(24,254)	(24,254)
Balance at March 31, 2022	35,891,284	$4	1,492,059	$—	$400,622	$(210,573)	$190,053

	Three Months Ended March 31, 2021
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	32,171,560	$3	1,492,059	$—	$300,888	$(90,917)	$209,974
Stock-based compensation expense	—	—	—	—	4,643	—	4,643
Net loss	—	—	—	—	—	(18,701)	(18,701)
Balance at March 31, 2021	32,171,560	$3	1,492,059	$—	$305,531	$(109,618)	$195,916

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(24,254)	$(18,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313	309
Stock-based compensation	3,632	4,643
Accrued interest	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,278)	(1,307)
Accounts payable and accrued expenses	(2,433)	117
Right-of-use assets and lease liabilities, net	(116)	(56)
Net cash used in operating activities	(25,136)	(14,994)
Cash flows from investing activities
Purchases of property and equipment	(10)	(501)
Net cash used in investing activities	(10)	(501)
Cash flows from financing activities
Payment of initial public offering costs	—	(1,911)
Payments for taxes related to net settlement of equity awards	(405)	—
Net cash used in financing activities	(405)	(1,911)
Net decrease in cash and cash equivalents	(25,551)	(17,406)
Cash and cash equivalents, beginning of period	244,979	238,605
Cash and cash equivalents, end of period	$219,428	$221,199
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$23	$74
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$32	$—

See accompanying notes.

BioAtla, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

BioAtla, LLC was formed in Delaware in March 2007 and, after undergoing two separate reorganizations in 2019 and in 2020, was converted to a Delaware corporation in July 2020 and was renamed BioAtla, Inc. (the “Company”). The Company has a proprietary platform for creating biologics, including its conditionally active biologics (“CAB” or “CABs”). CABs have been designed to be active only under certain conditions found in diseased tissue, while remaining inactive in normal tissue. The Company is currently in clinical development of its two lead CAB antibody drug conjugates (“CAB ADC”) targeting AXL and ROR2 receptors, and its CAB immune-oncology antibody targeting CTLA-4.

Basis of Presentation and Principles of Consolidation

Prior to the reorganization in July 2020 (or "Corporate Reorganization"), the consolidated financial statements included the accounts of BioAtla, LLC and those of its majority owned subsidiary Himalaya Therapeutics SEZC that had no material operations. Himalaya Therapeutics SEZC also had a wholly owned subsidiary, Himalaya Therapeutics HK Limited that had no material operations. All intercompany balances were eliminated in consolidation. In connection with the Corporate Reorganization, Himalaya Therapeutics SEZC and Himalaya Therapeutics HK Limited were deconsolidated without material impact to the consolidated financial statements. Subsequent to the Corporate Reorganization, BioAtla, Inc. became a single legal entity with no consolidated variable interest entities ("VIEs") or subsidiaries.

The unaudited condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of March 31, 2022, the Company had an accumulated deficit of $210.6 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, accruals for research and development costs, and equity-based compensation. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Leases

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

The Company has a single lease agreement with lease and non-lease components, which are accounted for as a single lease component. Payments for short-term leases, defined as leases with a term of twelve months or less, are expensed on a straight-line basis over the lease term. The Company does not currently have any short-term leases.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of RSUs, common stock options outstanding under the Company’s stock option plan, and contingently issuable shares under the Company's ESPP plan.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	March 31,
	2022	2021
Common stock warrants	—	717,674
Common stock options	2,447,902	641,106
Restricted stock units	862,573	1,920,037
ESPP shares	31,346	1,512
Total	3,341,821	3,280,329

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the three months ended March 31, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of March 31, 2022 that the Company expects to have a material impact on its consolidated financial statements.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research and development	$1,602	$1,811
Prepaid insurance	2,250	—
Other prepaid expenses and current assets	739	502
Total	$4,591	$2,313

Property and equipment consist of the following (in thousands):

	Useful life (years)	March 31, 2022	December 31, 2021
Furniture, fixtures and office equipment	3 - 7	$2,139	$2,123
Laboratory equipment	5	2,130	2,123
Leasehold improvements	2 - 3	3,687	3,687
		7,956	7,933
Less accumulated depreciation and amortization		(4,561)	(4,257)
Total		$3,395	$3,676

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable	$1,199	$1,179
Accrued compensation	1,037	2,671
Accrued research and development	12,671	13,501
Other accrued expenses	847	1,073
Total	$15,754	$18,424

3. Fair Value Measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of March 31, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

4. Debt

The Company did not have any outstanding debt as of March 31, 2022 or December 31, 2021. As of March 31, 2021, the Company had $0.7 million outstanding under a promissory note issued pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act. The loan was subsequently forgiven in July 2021 and recognized as other income on the Company's Statement of Operations. For the three months ended March 31, 2022 and 2021, the Company recognized interest expense related to its outstanding debt of $0 and $2,000, respectively.

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

The components of lease expense included in the Company’s condensed consolidated statements of operations include (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Operating lease expense	$261	$261
Variable lease expense	132	128
Total lease expense, net	$393	$389

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three months ended March 31, 2022 or 2021, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Weighted average remaining lease term (in years)	3.25	4.25
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cash paid for amounts included in the measurement of operating leases	$377	$316

As of March 31, 2022, future minimum payments under the Company's non-cancelable operating lease under ASC 842 were as follows (in thousands):

Operating lease
Nine months ending December 31, 2022	$1,178
2023	1,636
2024	1,685
2025	845
Thereafter	—
Total future lease payments	5,344
Less: imputed interest	(304)
Total operating lease liabilities	$5,040

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

7. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the "2020 Plan") to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of March 31, 2022 and December 31, 2021, the total number of common shares authorized for issuance under the 2020 Plan was 7,658,509 and 6,226,540, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,300	$954
General and administrative	2,332	3,689
Total	$3,632	$4,643

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the three months ended March 31, 2022:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2021	975,046	$18.00
Granted	—	$—
Vested	(112,473)	$18.00
Outstanding at March 31, 2022	862,573	$18.00

As of March 31, 2022, total unrecognized stock-based compensation expense for RSUs was $15.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.0 years. During the three months ended March 31, 2021, the Company modified 138,461 RSU's under the Transition Agreement (See Note 9).

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the three months ended March 31, 2022:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	1,086,902	$26.76	9.22	$991,495
Granted	1,391,000	$6.68
Exercised	—	$—
Balance at March 31, 2022	2,477,902	$15.49	9.49	$3,000
Vested and expected to vest at March 31, 2022	2,477,902	$15.49	9.49	$3,000
Exercisable at March 31, 2022	209,947	$25.46	8.81	$—

As of March 31, 2022, total unrecognized stock-based compensation cost for unvested common stock options was $19.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.5 years. The weighted- average grant date fair value of stock options granted during the three months ended March 31, 2022 was $4.42 per share. The total fair value of options vested during the three months ended March 31, 2022 was $0.9 million. During the three months ended March 31, 2021 the Company modified 7,747 stock options under the Transition Agreement (See Note 9).

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended March 31,
	2022	2021
Expected volatility	74.6%	76.4%
Risk-free interest rate	1.88%	0.52%
Expected dividend yield	0.0%	0.0%
Expected term	4.42 years	4.77 years

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

Employee Stock Purchase Plan

The BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”) permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of March 31, 2022 and December 31, 2021, a total of 1,229,148 shares and 833,993 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). In February 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. The Company did not issue any shares under the ESPP during the three months ended March 31, 2022 or March 31, 2021. As of March 31, 2022, 1,217,966 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2022 and 2021 was immaterial.

Common Stock Warrants

The Company issued warrants in 2016 in connection with certain advisory services. The warrants became exercisable upon our IPO for a period of 365 and 450 days.

Upon adoption of ASU No. 2018-07 on October 1, 2020, the measurement date of the warrants became fixed in accordance with the guidance, and such fair value was nominal since the warrants were deeply out-of-the-money. In December 2021, a total of 566,586 warrants with an exercise period of 365 days after our IPO expired unexercised. The remaining 151,088 warrants with an exercise period of 450 days after the Company's IPO expired unexercised in March 2022. Accordingly, there were no remaining common stock warrants outstanding and exercisable as of March 31, 2022.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	March 31, 2022	December 31, 2021
Warrants for the purchase of common stock	—	151,088
Common stock options and restricted stock units issued and outstanding	3,340,475	2,061,948
Awards available for future issuance under the 2020 Plan	3,252,823	3,211,854
Awards available for future issuance under the ESPP	1,217,966	822,811
Total common stock reserved for future issuance	7,811,264	6,247,701

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

In 2019, BeiGene paid the Company an upfront non-refundable payment of $20.0 million and $5.0 million for reimbursement of manufacturing costs. Under the terms of the Amended BeiGene Collaboration, BeiGene was generally responsible for developing BA3071 and for global regulatory filings and commercialization. Subject to the terms of the Amended BeiGene Collaboration, BeiGene held an exclusive license with the Company to develop and manufacture the BA3071 candidate globally, and BeiGene was responsible for all costs of development, manufacturing and commercialization globally. The Amended BeiGene Collaboration provided that the Company was eligible to receive tiered royalties on sales worldwide, subsequent development and regulatory milestone payments globally and commercial milestones in the BeiGene territory.

On November 18, 2021, the Company entered into Amendment No. 3 to the Amended BeiGene Collaboration (“Amendment No.3”). Under Amendment No. 3, the Amended BeiGene Collaboration was terminated, subject to survival of certain provisions, and BeiGene handed back rights to know-how and materials received under the Amended BeiGene Collaboration. As a result, the Company assumed responsibility for the global development and commercialization of BA3071. As consideration for Amendment No.3, the Company agreed to pay BeiGene mid-single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of BA3071. As part of Amendment No.3, the Company reclassified its remaining $19.8 million of deferred revenue as a long-term liability which is expected to settle as licensing payments are made to BeiGene in accordance with the resulting amendment. In the event the license is terminated, the liability will be extinguished with no further payment to BeiGene.

For the three months ended March 31, 2022 and 2021, the Company did not recognize any revenue related to the collaboration agreement with BeiGene. As of March 31, 2022 and 2021, the Company had a $19.8 million Liability to Licensor, and $19.8 million of deferred revenue which was classified as current, respectively.

BMS Collaboration

In January 2022, the Company entered into a Master Clinical Trial Collaboration Agreement (the “BMS Collaboration”) with Bristol-Myers Squibb Company (“BMS”) pursuant to which the Company and BMS will investigate the Company’s CAB-ADC candidates, mecbotamab vedotin (BA3011) and ozuriftamab vedotin (BA3021), each in combination with Opdivo (the “BMS Compound”) in clinical trials (each a “Combined Therapy Study”). Opdivo has received approval for several anti-cancer indications.

Under the BMS Collaboration, the Company will serve as the study sponsor for each Combined Therapy Study and will be responsible for the costs associated with trial execution. BMS will supply the Company with clinical drug supply of the BMS Compound at no cost to the Company for each study as well as provide input on certain clinical and regulatory aspects of each Combined Therapy Study in exchange for jointly owning clinical data. The BMS collaboration may be early terminated if a party is in material breach, if either party files for bankruptcy, or due to the existence of a material safety issue. Subject to earlier termination, the BMS Collaboration shall remain in effect until completion and delivery of final study documents for each of the Combined Therapy Study to both parties.

9. Related Party Transactions

Carolyn Anderson Short

Transition Agreement

On March 23, 2021, the Company entered into a transition agreement with Ms. Anderson Short, our Co-founder and Executive Vice President and Chief of Intellectual Property and Strategy. Pursuant to this transition agreement, Ms. Anderson Short continued in her role with the same base salary and employee benefits until her employment with the Company was terminated on May 31, 2021. Upon her separation from the Company and subject to her execution of a release of claims, Ms. Anderson Short received the following severance benefits as set forth in the transition agreement, which satisfied existing severance obligations owing to her under a legacy pre-IPO severance agreement she had entered into with the Company on July 1, 2018: (i) a lump sum payment equal to 18 months of Ms. Anderson Short’s then-current base salary, (ii) a payment at her targeted bonus rate for 2021, pro-rated to the date of her termination of employment, and (iii) full accelerated vesting of her equity awards including 7,747 stock options and 138,461 restricted stock units. The modification of these equity awards resulted in an incremental fair value of $7.0 million which was recognized on a straight-line basis over the transition service period which ended on the separation date. For the three months ended March 31, 2021, the Company recognized $0.2 million related to the lump sum salary payment and target bonus, and a $1.0 million non-cash charge related to the modified equity awards. No unrecognized stock-based compensation remained as of March 31, 2022.

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of March 31, 2022 and December 31, 2021, the Company had not made any matching contributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2022. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report, and the caption “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $24.3 million and $18.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $210.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

In December 2020, we completed our IPO in which we sold 12,075,000 shares of our common stock at the IPO price to the public of $18.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares, for aggregate cash proceeds of $217.4 million. We incurred $19.0 million of issuance costs in connection with our IPO. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock converted into 13,876,510 shares of our common stock and 1,492,059 shares of our Class B common stock. In September 2021, we received $71.0 million, net of issuance costs, from a private investment in public equity, or PIPE, financing. As of March 31, 2022, our cash and cash equivalents totaled approximately $219.4 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Impact of COVID-19 on Our Business

The worldwide COVID-19 pandemic may affect our ability to complete our current preclinical studies and clinical trials, initiate and complete our planned preclinical studies and clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations. To date, we have experienced modest business disruptions, including with respect to clinical trials we are conducting, and non-material impairments as a result of the pandemic. Our mecbotamab vedotin Phase 2 sarcoma trial remains on schedule and the Phase 2 interim analysis for mecbotamab vedotin NSCLC and ozuriftamab vedotin studies have experienced some modest delays in patient initiations due to COVID-19, however, overall timelines for study completion essentially have not changed at this time. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees and began restricting non-essential travel. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring. In April 2020, we borrowed $0.7 million under the Paycheck Protection Program under the CARES Act and we received full loan forgiveness from the U.S. Small Business Association in July 2021, resulting in the recognition of $0.7 million to other income for the twelve months ended December 31, 2021. We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

In April 2019, we entered into a Global Co-Development and Collaboration Agreement with BeiGene, Ltd. which was amended in December 2019, October 2020, and was terminated by amendment in November 2021. In 2019, we received from BeiGene an upfront non-refundable payment of $20.0 million and $5.0 million for reimbursement of manufacturing costs. After the November 2021 amendment, we assumed responsibility for developing BA3071, including global regulatory filings and commercialization, and are responsible for all costs of development, manufacturing and commercialization globally. Pursuant to the terms of the November 2021 amendment, we agreed to pay single digit royalties to BeiGene and agreed to share on a limited basis in any upfront and milestone payments received through a sublicense of BA3071. In addition, we may in the future seek third-party collaborators or joint venture partners for development and commercialization of additional CAB product candidates. We did not recognize any revenue for the three months ended March 31, 2022 and 2021, respectively.

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from our legacy service contracts for the three months ended March 31, 2022 and 2021, respectively.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses for personnel in our executive, finance, corporate and other administrative functions, intellectual property and patent costs, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services and insurance costs. Personnel-related expenses consist of salaries, benefits and equity-based compensation. Our general and administrative expenses have increased as a result of operating as a public company, including additional costs (i) to comply with the rules and regulations of the SEC and those of The Nasdaq Global Market, (ii) for legal and auditing services, (iii) for additional insurance, (iv) for investor relations activities and (v) for other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalent balances. Our interest income has not been significant to date and we do not expect any material changes.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$16,923	$10,423	$6,500
General and administrative	7,423	8,374	(951)
Total operating expenses	24,346	18,797	5,549
Loss from operations	(24,346)	(18,797)	(5,549)
Other income (expense):
Interest income	85	98	(13)
Interest expense	—	(2)	2
Other income	7	—	7
Total other income (expense)	92	96	(4)
Consolidated net loss and comprehensive loss	$(24,254)	(18,701)	(5,553)

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$4,717	$4,573	$144
BA3021 (ROR2-ADC)	1,788	1,328	460
Other CAB Programs	5,932	1,720	4,212
Total external expenses	12,437	7,621	4,816
Personnel and related	2,436	1,233	1,203
Equity-based compensation	1,300	954	346
Facilities and other	750	615	135
Total research and development expenses	$16,923	$10,423	$6,500

Research and development expenses were $16.9 million and $10.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $6.5 million was primarily driven by a $4.8 million increase in external expenses, including a $2.6 million increase in pre-clinical development including manufacturing and IND enabling studies for pipeline CAB programs, a $1.6 million increase related to clinical development for CTLA-4, and a $0.6 million increase in external costs due to manufacturing and clinical development for mecbotamab vedotin (BA3011) and ozuriftamab vedotin (BA3021). In addition, personnel related costs increased $1.2 million due to an increase in headcount to support ongoing development activities for our programs and stock-based compensation increased $0.3 million due to awards issued in connection with our 2020 Equity Incentive Plan.

General and Administrative Expense

General and administrative expenses were $7.4 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $1.0 million was primarily driven by a $1.4 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, offset by an increase of $0.3 million in audit and legal services, and a $0.1 million increase in personnel related expenses.

Interest Income

Interest income was $85,000 and $98,000 for the three months ended March 31, 2022 and 2021, respectively. The decrease of $13,000 was due to lower average cash and cash equivalent balances.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had cash and cash equivalents of $219.4 million.

Debt

On April 22, 2020, we received proceeds from a loan pursuant to the Paycheck Protection Program of the CARES Act, "the PPP Loan", in the amount of $0.7 million from City National Bank, as lender. In July 2021, we were notified by our lender that our PPP Loan had been fully forgiven by the U.S. Small Business Administration and that there was no remaining balance on the PPP Loan. We recorded the forgiveness as other income in July 2021.

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

Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

In addition, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that, in the event we require additional financing, such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including the COVID-19 pandemic, supply chain disruptions and the recent conflict between Russia and Ukraine, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

Cash flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in:
Operating activities	$(25,136)	$(14,994)
Investing activities	(10)	(501)
Financing activities	(405)	(1,911)
Net increase in cash and cash equivalents	$(25,551)	$(17,406)

Cash Used in Operating Activities

Net cash used in operating activities totaled $25.1 million for the three months ended March 31, 2022, which consisted of a consolidated net loss of $24.3 million, a net change of $4.8 million in our operating assets and liabilities and $3.9 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $2.4 million, offset by an increase in prepaid expenses and other assets of $2.3 million. The non-cash transactions primarily consisted of $3.6 million of stock-based compensation and non-cash charges of $0.3 million related to depreciation and amortization.

Net cash used in operating activities for the three months ended March 31, 2021 was $15 million, which consisted of a consolidated net loss of $18.7 million, a net change of $1.2 million in our operating assets and liabilities and $4.8 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $1.3 million. The non-cash transactions primarily consisted of $4.6 million of stock-based compensation related to the issuance of RSUs and stock options in the fourth quarter of 2020 and non-cash charges of $0.3 million related to depreciation and amortization.

Cash Used in Investing Activities

Cash used in investing activities was immaterial for the three months ended March 31, 2022 and $0.5 million for the three months ended March 31, 2021, respectively, related to the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2022, which consisted primarily of the payment of taxes related to the net settlement of restricted stock units.

Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2021, which consisted primarily of our payment of offering costs related to our 2020 IPO.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. We had cash, cash equivalents and short-term investments of $219.4 million and $245.0 million as of March 31, 2022 and December 31, 2021, respectively, which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and we do not currently utilize derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates.

Foreign Currency Exchange Risk

Our contracts with customers are primarily denominated in U.S. dollars, with a small amount denominated in foreign currencies. As such, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes appearing elsewhere in this prospectus and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before purchasing our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $95.4 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively. For the three months ended March 31, 2022 and 2021, our net losses were $24.3 million and $18.7 million, respectively. As of March 31, 2022, we had an accumulated deficit of $210.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

As of March 31, 2022, we had approximately $219.4 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the second half of 2024. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin; we expect first patient dosed in our Phase 1 trials of BA3071 in the first half of 2022 and various other product candidates are in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. In addition, the FDA may not agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients and PD-1 refractory NSCLC patients. The FDA has reviewed the trial designs but has not opined on whether the Phase 2 clinical trials will in fact be sufficient to support regulatory approval. However, we intend to ask the FDA to consider this further at the planned interim data review point or points. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including:

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

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA will agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients and PD-1 refractory NSCLC. The FDA has reviewed the trial designs but has not opined on whether the Phase 2 clinical trials will in fact be sufficient to support regulatory approval. However, we intend to ask the FDA to consider this further at the planned interim data review point or points. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

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

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary preplanned interim or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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
•
difficulties in obtaining IRB approval at each site;
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

If use of a companion diagnostic test is essential for the safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, then the FDA generally will require approval or clearance of that companion diagnostic at the same time that the FDA approves our product candidates, if at all. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic. The process of obtaining or creating such diagnostic and obtaining PMA approval is time-consuming and costly and a delay in diagnostic approval could delay drug approval. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future policies from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and adversely affect our business, financial condition, results of operations and prospects.

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

Additionally, in February 2022, armed conflict escalated between Russia and Ukraine. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years after its earliest U.S. non-provisional effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies or product candidates are obtained, once the patent life has expired, we may be open to competition. Our issued patents will expire on dates ranging from 2030 to 2037, subject to any additional patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2030 to 2043 plus any potential patent extensions that may be available for such patents. Due to the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

As of March 31, 2022, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 48.8% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, Carolyn Anderson Short, our former Chief of Intellectual Property and Strategy and Assistant Secretary, own 8.1%, of our outstanding common stock, as of March 31, 2022.

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

As a public company, and particularly after we were no longer an emerging growth company or a smaller reporting company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

In addition, as a public company, we are required to incur costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We engaged outside consultants to assist in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have, and will need to continue, to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Since becoming a public company, we increased, and may in the future further increase, the number of employees dedicated to finance and reporting, and the services of outside consultants to meet requirements, which has increased our operating expenses.

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

As of March 31, 2022, we have used approximately $49.9 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

10.1+	BioAtla Director Compensation Policy					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)					X

† Furnished and not filed.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 5, 2022	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)