Form 10-Q
period 2022-06-30
BioAtla, Inc.
filed 2022-08-09
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the number of shares of the registrant’s common stock outstanding was 36,304,142 and the number of shares of the registrant’s Class B common stock outstanding was 1,211,959.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$202,290	$244,979
Prepaid expenses and other current assets	4,907	2,313
Total current assets	207,197	247,292
Property and equipment, net	3,277	3,676
Operating lease right-of-use asset, net	2,867	3,300
Other assets	155	154
Total assets	$213,496	$254,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,032	$18,424
Operating lease liabilities	1,475	1,389
Total current liabilities	25,507	19,813
Operating lease liabilities, less current portion	3,231	3,982
Liability to licensor	19,806	19,806
Total liabilities	48,544	43,601
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2022 and December 31, 2021; 35,993,458 shares and 35,799,233 shares issued and outstanding at June 30, 2022 and December 31, 2021	4	4
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at June 30, 2022 and December 31, 2021; 1,492,059 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	404,427	397,136
Accumulated deficit	(239,479)	(186,319)
Total stockholders' equity	164,952	210,821
Total liabilities and stockholders’ equity	$213,496	$254,422

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration and other revenue	$—	$250	$—	$250
Operating expenses:
Research and development expense	20,711	14,850	37,634	25,273
General and administrative expense	8,344	15,860	15,767	24,234
Total operating expenses	29,055	30,710	53,401	49,507
Loss from operations	(29,055)	(30,460)	(53,401)	(49,257)
Other income (expense):
Interest income	146	80	231	178
Interest expense	—	(1)	—	(3)
Other income	3	—	10	—
Total other income (expense)	149	79	241	175
Consolidated net loss and comprehensive loss	$(28,906)	$(30,381)	$(53,160)	$(49,082)
Net loss per common share, basic and diluted	$(0.77)	$(0.90)	$(1.42)	$(1.46)
Weighted-average shares of common stock outstanding, basic and diluted	37,420,327	33,678,893	37,371,614	33,671,298

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended June 30, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	35,891,284	$4	1,492,059	$—	$400,622	$(210,573)	$190,053
Stock-based compensation expense	—	—	—	—	3,842	—	3,842
Issuance of common stock under equity incentive plans	92,692	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	9,482	—	—	—	19	—	19
Taxes related to net share settlement of equity awards	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	(28,906)	(28,906)
Balance at June 30, 2022	35,993,458	$4	1,492,059	$—	$404,427	$(239,479)	$164,952

	Three Months Ended June 30, 2021
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	32,171,560	$3	1,492,059	$—	$305,531	$(109,618)	$195,916
Stock-based compensation expense	—	—	—	—	12,298	—	12,298
Issuance of common stock under equity incentive plans	138,461	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	5,280	—	—	—	190	—	190
Net loss	—	—	—	—	—	(30,381)	(30,381)
Balance at June 30, 2021	32,315,301	$3	1,492,059	$—	$318,019	$(139,999)	$178,023

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Six Months Ended June 30, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	35,799,233	$4	1,492,059	$—	$397,136	$(186,319)	$210,821
Stock-based compensation expense	—	—	—	—	7,474	—	7,474
Issuance of common stock under equity incentive plans	184,743	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	9,482	—	—	—	19	—	19
Taxes related to net share settlement of equity awards	—	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	—	(53,160)	(53,160)
Balance at June 30, 2022	35,993,458	$4	1,492,059	$—	$404,427	$(239,479)	$164,952

	Six Months Ended June 30, 2021
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	32,171,560	$3	1,492,059	$—	$300,888	$(90,917)	$209,974
Stock-based compensation expense	—	—	—	—	16,941	—	16,941
Issuance of common stock under equity incentive plans	138,461	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	5,280	—	—	—	190	—	190
Net loss	—	—	—	—	—	(49,082)	(49,082)
Balance at June 30, 2021	32,315,301	$3	1,492,059	$—	$318,019	$(139,999)	$178,023

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(53,160)	$(49,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	601	636
Loss on disposal of property and equipment	6	4
Stock-based compensation	7,474	16,941
Accrued interest	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,595)	(2,646)
Accounts payable and accrued expenses	5,849	5,716
Right-of-use assets and lease liabilities, net	(232)	(111)
Net cash used in operating activities	(42,057)	(28,539)
Cash flows from investing activities
Purchases of property and equipment	(179)	(736)
Proceeds from sale of property and equipment	3	—
Net cash used in investing activities	(176)	(736)
Cash flows from financing activities
Payment of initial public offering costs	—	(1,911)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	19	190
Payments for taxes related to net settlement of equity awards	(475)	—
Net cash used in financing activities	(456)	(1,721)
Net decrease in cash and cash equivalents	(42,689)	(30,996)
Cash and cash equivalents, beginning of period	244,979	238,605
Cash and cash equivalents, end of period	$202,290	$207,609
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$33	$42
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$18	$—

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

The unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of June 30, 2022, the Company had an accumulated deficit of $239.5 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	Six Months Ended June 30,
	2022	2021
Common stock warrants	—	717,674
Common stock options	2,727,336	850,149
Restricted stock units	739,959	1,781,576
ESPP shares	41,292	—
Total	3,508,587	3,349,399

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the three or six months ended June 30, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of June 30, 2022 that the Company expects to have a material impact on its consolidated financial statements.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid research and development	$2,739	$1,811
Prepaid insurance	1,471	—
Other prepaid expenses and current assets	697	502
Total	$4,907	$2,313

Property and equipment consist of the following (in thousands):

	Useful life (years)	June 30, 2022	December 31, 2021
Furniture, fixtures and office equipment	3 - 7	$2,172	$2,123
Laboratory equipment	5	2,265	2,123
Leasehold improvements	2 - 3	3,687	3,687
		8,124	7,933
Less accumulated depreciation and amortization		(4,847)	(4,257)
Total		$3,277	$3,676

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$4,822	$1,179
Accrued compensation	1,833	2,671
Accrued research and development	15,598	13,501
Other accrued expenses	1,779	1,073
Total	$24,032	$18,424

3. Fair Value Measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of June 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

4. Debt

The Company did not have any outstanding debt as of June 30, 2022 or December 31, 2021. As of June 30, 2021, the Company had $0.7 million outstanding under a promissory note issued pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act. The loan was subsequently forgiven in July 2021 and recognized as other income on the Company's Statement of Operations. For the three and six months ended June 30, 2021, the Company recognized interest expense related to its outstanding debt of $1,000 and $3,000, respectively.

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

The components of lease expense included in the Company’s condensed consolidated statements of operations include (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Operating lease expense	$261	$261	$521	$521
Variable lease expense	64	128	196	256
Total lease expense, net	$325	$389	$717	$777

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three and six months ended June 30, 2022 and 2021, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of June 30,
	2022	2021
	(unaudited)
Weighted average remaining lease term (in years)	3.0	4.0
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Cash paid for amounts included in the measurement of operating leases	$377	$316	$754	$632

As of June 30, 2022, future minimum payments under the Company's non-cancelable operating lease under ASC 842 were as follows (in thousands):

Operating lease
Six months ending December 31, 2022	$801
2023	1,636
2024	1,685
2025	845
Thereafter	—
Total future lease payments	4,967
Less: imputed interest	(261)
Total operating lease liabilities	$4,706

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

7. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the "2020 Plan") to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of June 30, 2022 and December 31, 2021, the total number of common shares authorized for issuance under the 2020 Plan was 7,658,509 and 6,226,540, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,398	$1,154	$2,698	$2,109
General and administrative	2,444	11,144	4,776	14,832
Total	$3,842	$12,298	$7,474	$16,941

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the six months ended June 30, 2022:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2021	975,046	$18.00
Granted	—	$—
Vested	(224,353)	$18.00
Forfeited	(10,734)	$18.00
Outstanding at June 30, 2022	739,959	$18.00

As of June 30, 2022, total unrecognized stock-based compensation expense for RSUs was $13.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.8 years. During the six months ended June 30, 2021, the Company modified 138,461 RSU's under the Transition Agreement (See Note 9).

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the six months ended June 30, 2022:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	1,086,902	$26.76	9.22	$991,495
Granted	1,645,200	$6.40
Exercised	—	$—
Forfeited	(4,766)	$11.63
Balance at June 30, 2022	2,727,336	$14.50	9.25	$62,168
Vested and expected to vest at June 30, 2022	2,727,336	$15.49	9.40	$62,168
Exercisable at June 30, 2022	343,103		8.28	$—

As of June 30, 2022, total unrecognized stock-based compensation cost for unvested common stock options was $18.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.3 years. The weighted- average grant date fair value of stock options granted during the six months ended June 30, 2022 was $4.07 per share. The total fair value of options vested during the six months ended June 30, 2022 was $3.8 million. During the six months ended June 30, 2021 the Company modified 7,747 stock options under the Transition Agreement (See Note 9).

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Six Months Ended June 30,
	2022	2021
Expected volatility	74.8%	74.8%
Risk-free interest rate	2.05%	0.98%
Expected dividend yield	0.0%	0.0%
Expected term	6.04 years	5.94 years

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

Employee Stock Purchase Plan

The BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”) permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of June 30, 2022 and December 31, 2021, a total of 1,229,148 shares and 833,993 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). In February 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. The Company issued 9,482 common shares under the ESPP during the six months ended June 30, 2022. Comparatively, the Company issued 5,280 common shares under the ESPP during the six months ended June 30, 2021. As of June 30, 2022, 1,208,484 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2022 and 2021 was immaterial.

Common Stock Warrants

The Company issued warrants in 2016 in connection with certain advisory services. The warrants became exercisable upon our IPO for a period of 365 and 450 days.

Upon adoption of ASU No. 2018-07 on October 1, 2020, the measurement date of the warrants became fixed in accordance with the guidance, and such fair value was nominal since the warrants were deeply out-of-the-money. In December 2021, a total of 566,586 warrants with an exercise period of 365 days after our IPO expired unexercised. The remaining 151,088 warrants with an exercise period of 450 days after the Company's IPO expired unexercised in March 2022. Accordingly, there are no remaining common stock warrants outstanding and exercisable as of June 30, 2022.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	June 30, 2022	December 31, 2021
Warrants for the purchase of common stock	—	151,088
Common stock options and restricted stock units issued and outstanding	3,467,295	2,061,948
Awards available for future issuance under the 2020 Plan	3,014,123	3,211,854
Awards available for future issuance under the ESPP	1,208,484	822,811
Total common stock reserved for future issuance	7,689,902	6,247,701

8. Collaboration, License and Option Agreements

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

On November 18, 2021, the Company entered into Amendment No. 3 to the Amended BeiGene Collaboration (“Amendment No.3”). Under Amendment No. 3, the Amended BeiGene Collaboration was terminated, subject to survival of certain provisions, and the Company regained the rights to know-how and materials under the Amended BeiGene Collaboration and assumed responsibility for the global development and commercialization of BA3071. As consideration for Amendment No.3, the Company agreed to pay BeiGene mid-single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of BA3071. As part of Amendment No.3, the Company reclassified its remaining $19.8 million of deferred revenue as a long-term liability which is expected to settle as licensing payments are made to BeiGene in accordance with the resulting amendment. In the event the license is terminated, the liability will be extinguished with no further payment to BeiGene.

For the three and six months ended June 30, 2022 and 2021, the Company did not recognize any revenue related to the collaboration agreement with BeiGene. As of June 30, 2022 and December 31, 2021, the Company had a $19.8 million Liability to Licensor, and $19.8 million of deferred revenue which was classified as current, respectively.

Service Contracts

Prior to developing its own programs, the Company entered into various fixed price research services contracts. In connection with those service contracts, the Company may receive future milestone payments if certain clinical, regulatory and commercialization milestones are achieved. The Company is also eligible to receive royalties based on certain product sales. The Company recognized revenue of $0.3 million, included in “Collaboration and Other Revenue”, for the three and six months ended June 30, 2021 related to the achievement of a clinical milestone on a fixed price service contract. The Company did not recognize any revenue related to its legacy service contracts during the three or six months ended June 30, 2022.

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

Himalaya Therapeutics

Exclusive Rights Agreement

On January 1, 2020, the Company entered into an Amended and Restated Exclusive Rights Agreement (the “Amended Rights Agreement”) with Himalaya Therapeutics SEZC. Under the terms of the Amended Rights Agreement, Himalaya Therapeutics SEZC acquired the rights to 10 CAB-antibodies for the territory of China, Macao, Hong Kong and Taiwan with future rights to 2 or more CAB-antibodies, global rights to a CAB-HER2-bispecific-antibody and global co-development rights with us to an IL-22 non-CAB-antibody. Payments to the Company may include upfront payments, milestone payments and double-digit royalties, which represent a variable interest held by the Company, but no payments have been made to the Company to date. Himalaya Therapeutics SEZC is a related party.

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

Himalaya Therapeutics

Clinical Trial Agreement

In April 2022, the Company entered into a Clinical Trial Agreement with Himalaya Therapeutics SEZC. Under the agreement, Himalaya Therapeutics SEZC agreed to provide services related to the initiation of clinical trials for BA3021 in the People’s Republic of China. For the first year following effectiveness of the agreement, the Company has agreed to pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel. Payments are due and payable by BioAtla to Himalaya Therapeutics SEZC on a quarterly calendar basis and are non-refundable. For the three and six months ended June 30, 2022, the Company recognized $0.1 million in research and development expense related to the Clinical Trial Agreement. The Company did not have any amounts due from or due to Himalaya Therapeutics SEZC as of June 30, 2022.

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of June 30, 2022 and December 31, 2021, the Company had not made any matching contributions.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $28.9 million and $53.2 million for the three and six months ended June 30, 2022, respectively, compared to $30.4 million and $49.1 million for three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $239.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

As of June 30, 2022, our cash and cash equivalents totaled approximately $202.3 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Impact of COVID-19 on Our Business

The worldwide COVID-19 pandemic may affect our ability to complete our current preclinical studies and clinical trials, initiate and complete our planned preclinical studies and clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations. To date, we have experienced modest business disruptions, including with respect to clinical trials we are conducting, and non-material impairments as a result of the pandemic. Our mecbotamab vedotin Phase 2 sarcoma trial remains on schedule and the Phase 2 interim analysis for mecbotamab vedotin NSCLC and ozuriftamab vedotin studies have experienced some modest delays. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees and began restricting non-essential travel. During 2022 we modified our hybrid work policy to allow for more flexibility based on department needs and travel requirements. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring. In April 2020, we borrowed $0.7 million under the Paycheck Protection Program under the CARES Act and we received full loan forgiveness from the U.S. Small Business Association in July 2021, resulting in the recognition of $0.7 million to other income for the twelve months ended December 31, 2021. We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

In 2019 we entered into a collaboration agreement with BeiGene, Ltd. The agreement was amended several times and was terminated in November 2021, which resulted in the Company assuming responsibility for development of BA3071. We received a total of $25 million in non-refundable payments from BeiGene from this collaboration. Pursuant to the terms of the November 2021 amendment, we agreed to pay single digit royalties to BeiGene and agreed to share on a limited basis in any upfront and milestone payments, if received, through a sublicense of BA3071. In addition, we may in the future seek third-party collaborators or joint venture partners for development and commercialization of additional CAB product candidates. We did not recognize any collaboration revenue for the three or six months ended June 30, 2022 and 2021.

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from our legacy service contracts for the three and six months ended June 30, 2022. We recognized $0.3 million in revenues from our legacy service contracts for the three and six months ended June 30, 2021, respectively.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred in the discovery and development of our product candidates.

•
External expenses consist of:
•
Fees paid to third parties such as contractors, clinical research organizations (CROs) and consultants, and other costs related to preclinical and clinical trials;
•
Fees paid to third parties such as contract manufacturing organizations (CMOs) and other vendors for manufacturing research and clinical trial materials; and
•
Expenses related to laboratory supplies and services.
•
Unallocated expenses consist of:
•
Personnel-related expenses, including salaries, benefits and equity-based compensation expenses, for personnel in our research and development functions; and
•
Related equipment and facilities depreciation expense.

We expense research and development costs in the periods in which they are incurred. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and services are performed.

We expect our research and development expenses to generally increase for the foreseeable future as we continue to invest in research and development activities to advance our product candidates and our clinical programs and expand our product candidate pipeline. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. Successful product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, to the extent that our product candidates continue to advance into clinical trials, including larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, the quality and consistency in their manufacture, investment in our clinical programs and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects and programs or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

General and Administrative

Our general and administrative expenses include personnel-related expenses for personnel in our executive, finance, corporate and other administrative functions, intellectual property and patent costs, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, investor relations, audit and accounting services and insurance costs. Personnel-related expenses consist of salaries, benefits and equity-based compensation. Our general and administrative expenses have increased as a result of operating as a public company and after losing our emerging growth status. We also expect our general and administrative expenses to increase in the future as we increase our personnel headcount to support our research and development activities to advance our product candidates and clinical stage programs.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalent balances. Our interest income has not been significant to date and we do not expect any material changes.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
(in thousands)
Collaboration and other revenue	$—	$250	$(250)
Operating expenses:
Research and development	20,711	$14,850	$5,861
General and administrative	8,344	15,860	(7,516)
Total operating expenses	29,055	30,710	(1,655)
Loss from operations	(29,055)	(30,460)	1,405
Other income (expense):
Interest income	146	80	66
Interest expense	—	(1)	1
Other income	3	—	3
Total other income (expense)	149	79	70
Consolidated net loss and comprehensive loss	$(28,906)	$(30,381)	$1,475

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$3,565	$5,231	$(1,666)
BA3021 (ROR2-ADC)	2,244	4,077	(1,833)
Other CAB Programs	10,021	2,046	7,975
Total external expenses	15,830	11,354	4,476
Personnel and related	2,768	1,659	1,109
Equity-based compensation	1,398	1,154	244
Facilities and other	715	683	32
Total research and development expenses	$20,711	$14,850	$5,861

Research and development expenses were $20.7 million and $14.9 million for the three months ended June 30, 2022 and 2021, respectively. The increase of approximately $5.9 million was primarily driven by a $3.7 million increase in clinical development for our clinical programs, a $0.8 million increase in pre-clinical development and manufacturing costs for various programs, a $1.1 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, and a $0.2 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan.

General and Administrative Expense

General and administrative expenses were $8.3 million and $15.9 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of approximately $7.5 million was primarily driven by a $8.7 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, including new awards issued under the plan and the modification of awards issued to one of our co-founders in Q2 2021, and a $0.6 million decrease in personnel related expenses, offset by a $1.6 million increase in audit and legal expense.

Interest Income

Interest income was $146,000 and $80,000 for the three months ended June 30, 2022 and 2021, respectively. The increase of $66,000 was due to higher yields earned during Q2 2022 compared to the same period in 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change
(in thousands)
Collaboration revenue	$—	$250	$(250)
Operating expenses:
Research and development	37,634	$25,273	$12,361
General and administrative	15,767	24,234	(8,467)
Total operating expenses	53,401	49,507	3,894
Loss from operations	(53,401)	(49,257)	(4,144)
Other income (expense):
Interest income	231	178	53
Interest expense	—	(3)	3
Other income	10	—	10
Total other income	241	175	66
Consolidated net loss and comprehensive loss	$(53,160)	$(49,082)	$(4,078)

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$8,279	$9,777	$(1,498)
BA3021 (ROR2-ADC)	4,032	5,378	(1,346)
Other CAB Programs	15,956	3,820	12,136
Total external expenses	28,267	18,975	9,292
Personnel and related	5,204	2,893	2,311
Equity-based compensation	2,698	2,109	589
Facilities and other	1,465	1,296	169
Total research and development expenses	$37,634	$25,273	$12,361

Research and development expenses were $37.6 million and $25.3 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $12.4 million was primarily driven by a $8.2 million increase in clinical development for our clinical programs, a $1.1 million increase in pre-clinical development and manufacturing costs for various programs, a $2.3 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, and a $0.6 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan.

General and Administrative Expense

General and administrative expenses were $15.8 million and $24.2 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $8.5 million was primarily driven by a $10.0 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, including new awards granted under the plan and the modification of awards issued to one of our co-founders in 2021, and a $0.5 million decrease in personnel related expenses, offset by an increase of $1.9 million in audit and legal services, including a $1.0 million legal settlement.

Interest Income

Interest income was $231,000 and $178,000 for the six months ended June 30, 2022 and 2021, respectively. The increase of $53,000 was due to higher yields earned compared to the same period in 2021.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had cash and cash equivalents of $202.3 million.

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

In addition, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that, in the event we require additional financing, such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including the COVID-19 pandemic, supply chain disruptions, and geopolitical disruptions, including the recent conflict between Russia and Ukraine, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

Cash flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in:
Operating activities	$(42,057)	$(28,539)
Investing activities	(176)	(736)
Financing activities	(456)	(1,721)
Net decrease in cash and cash equivalents	$(42,689)	$(30,996)

Cash Used in Operating Activities

Net cash used in operating activities totaled $42.1 million for the six months ended June 30, 2022, which consisted of a consolidated net loss of $53.2 million, a net change of $3.0 million in our operating assets and liabilities and $8.1 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $5.8 million, offset by an increase in prepaid expenses and other assets of $2.6 million. The non-cash transactions primarily consisted of $7.5 million of stock-based compensation and non-cash charges of $0.6 million related to depreciation and amortization.

Net cash used in operating activities for the six months ended June 30, 2021 was $28.5 million, which consisted of a consolidated net loss of $49.1 million, a net change of $3.0 million in our operating assets and liabilities and $17.6 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $5.7 million, offset by an increase in prepaid expenses and other assets of $2.6 million. The non-cash transactions primarily consisted of $16.9 million of stock-based compensation and non-cash charges of $0.6 million related to depreciation and amortization.

Cash Used in Investing Activities

Cash used in investing activities was $0.2 million for the six months ended June 30, 2022 and $0.7 million for the six months ended June 30, 2021, respectively, related to the purchase of property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2022, which consisted primarily of the payment of taxes related to the net settlement of restricted stock units.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $202.3 million and $245.0 million as of June 30, 2022 and December 31, 2021, respectively, which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $95.4 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively. For the six months ended June 30, 2022 and 2021, our net losses were $53.2 million and $49.1 million, respectively. As of June 30, 2022, we had an accumulated deficit of $239.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

As of June 30, 2022, we had approximately $202.3 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the second half of 2024. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
the progress of our collaboration agreements with whom we have entered or may in the future enter into collaborations and research and development agreements;
•
the timing and amount of milestone payments we may receive under our collaboration agreements;
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

If we are unable to obtain funding on a timely basis, including under our current or future collaborations, or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Our financial condition could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin; we expect first patient dosed in our Phase 1 trials of BA3071 in the second half of 2022 and various other product candidates are in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. In addition, the FDA may not agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients and treatment-refractory NSCLC patients. The FDA has reviewed the trial designs but has not opined on whether the Phase 2 clinical trials will in fact be sufficient to support regulatory approval. However, we intend to ask the FDA to consider this further at the planned interim data review point or points. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including:

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

Positive and promising results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage clinical trials or from clinical trials of the same product candidates for the treatment of other indications. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Late-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. Moreover, success in clinical trials in a particular indication does not guarantee that a product candidate will be successful for the treatment of other indications. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot assure you that we will not face similar setbacks in our ongoing or planned clinical trials, including in our Phase 2 clinical trials of mecbotamab vedotin for the treatment of soft tissue and bone sarcoma and for the treatment of refractory NSCLC, in our Phase 2 clinical trial of ozuriftamab vedotin for the treatment of refractory melanoma and NSCLC and in any subsequent or post-marketing confirmatory clinical trials.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA,

EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA will agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients and treatment-refractory NSCLC. The FDA has reviewed the trial designs but has not yet opined on whether the Phase 2 clinical trials will in fact be sufficient to support regulatory approval. However, we intend to ask the FDA to consider this further at the planned interim data review point or points. We cannot assure you that the FDA will agree that such data will be sufficient to support approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

Furthermore, while multi-center investigator-initiated clinical trials of mecbotamab vedotin and ozuriftamab vedotin in patients with platinum-resistant ovarian cancer started to enroll patients in Canada in 2022, we do not control the design or administration of these or any other investigator-initiated trials that may be conducted, nor the submission or approval of any IND or foreign equivalent required to conduct any such trials. Any investigator-initiated trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-initiated trials are inconsistent with, or different from, the results of our ongoing or planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-initiated trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

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

We are exploring predictive biomarkers to determine patient selection for our clinical trials. Specifically, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin, we have developed a quantitative biomarker assay that has been validated in accordance with CLIA requirements, the TmPS, which measures AXL and ROR2 expression levels on the tumor membrane. We are using both AXL and ROR2 TmPS scores in our ongoing clinical trials and they may be used for patient selection in future clinical trials. If the AXL and ROR2 TmPS scores prove to be a useful method for patient selection, we will incorporate the specific diagnostic test into our registrational studies and partner with the appropriate diagnostic provider to codevelop a companion diagnostic.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, notably in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020 and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 20, 2020, the FDA announced its intention to resume certain domestic on-site inspections, subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In addition, on April 15, 2021, the FDA issued a guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical or is otherwise limited by travel restrictions, but where the FDA determines that a remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

We conduct preclinical research and development activities in China through BioDuro-Sundia, which is U.S. owned, but governed by Chinese laws, rules and regulations. Additionally, our agreement with Himalaya Therapeutics Limited Company is for the initiation of clinical trials of BA3021 in the People’s Republic of China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or not published at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in U.S. or EU legal systems.

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

We, our collaborators or licensees may seek regulatory approval of our product candidates outside of the United States including in China, the European Union, Australia, New Zealand, and Japan. We conduct preclinical research and development activities in China through BioDuro-Sundia, which is U.S. owned, but governed by Chinese laws. Additionally, pursuant to our agreement with Himalaya Therapeutics Limited Company, we conduct clinical trials in the People’s Republic of China. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees and began restricting non-essential travel. During 2022 we modified our hybrid work policy to allow for flexibility based on department needs and travel requirements. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring. We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

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

As of June 30, 2022, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 42.7% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, Carolyn Anderson Short, our former Chief of Intellectual Property and Strategy and Assistant Secretary, own 8.0%, of our outstanding common stock, as of June 30, 2022.

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

Each of these measures has been challenged in court, and although judges of the California Superior Court ruled that AB 979 and SB 826 violate the California constitution in April 2022 and May 2022, respectively, the State of California may appeal such rulings, and the ultimate enforceability of these or similar laws remains uncertain. For example, in May 2022 the California Secretary of State indicated that she has directed counsel to file an appeal of the verdict with respect to SB 826.

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

We will incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, and particularly after we were no longer an emerging growth company or a smaller reporting company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, compared to our prior private company status, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and required us to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

In addition, as a public company, we are required to incur costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We engaged outside consultants to assist in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have, and will need to continue, to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Since becoming a public company, we increased, and may in the future further increase, the number of employees dedicated to finance and reporting, and the services of outside consultants to meet requirements, which has increased our operating expenses. Beginning January 1, 2023, we will be a smaller reporting company and therefore, will no longer be required to include an attestation report on internal control over financial reporting by our independent registered public accounting firm for as long as we remain a smaller reporting company.

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

As of June 30, 2022, we have used approximately $67.0 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

10.1*	China Clinical Trial Services Agreement, dated April 8, 2022, by and between BioAtla, Inc. and Himalaya Therapeutics Limited Company.					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)					X

† Furnished and not filed.

+ Indicates management contract or compensatory plan.

* Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K. Annexes have been omitted pursuant to Item 601(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 9, 2022	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)