Form 10-Q
period 2022-09-30
BioAtla, Inc.
filed 2022-11-04
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the number of shares of the registrant’s common stock outstanding was 36,395,338 and the number of shares of the registrant’s Class B common stock outstanding was 1,211,959.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,120	$244,979
Prepaid expenses and other current assets	5,189	2,313
Total current assets	183,309	247,292
Property and equipment, net	3,002	3,676
Operating lease right-of-use asset, net	2,647	3,300
Other assets	154	154
Total assets	$189,112	$254,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,327	$18,424
Operating lease liabilities	1,498	1,389
Total current liabilities	23,825	19,813
Operating lease liabilities, less current portion	2,847	3,982
Liability to licensor	19,806	19,806
Total liabilities	46,478	43,601
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2022 and December 31, 2021; 36,365,317 and 35,799,233 shares issued and outstanding at September 30, 2022 and December 31, 2021	4	4
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at September 30, 2022 and December 31, 2021; 1,211,959 and 1,492,059 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	407,888	397,136
Accumulated deficit	(265,258)	(186,319)
Total stockholders' equity	142,634	210,821
Total liabilities and stockholders’ equity	$189,112	$254,422

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration and other revenue	$—	$—	$—	$250
Operating expenses:
Research and development expense	19,839	16,553	57,473	41,826
General and administrative expense	6,340	7,142	22,107	31,376
Total operating expenses	26,179	23,695	79,580	73,202
Loss from operations	(26,179)	(23,695)	(79,580)	(72,952)
Other income (expense):
Interest income	370	76	601	254
Interest expense	—	—	—	(3)
Gain on extinguishment of long-term debt	—	690	—	690
Other income (expense)	30	(1)	40	(1)
Total other income (expense)	400	765	641	940
Consolidated net loss and comprehensive loss	$(25,779)	$(22,930)	$(78,939)	$(72,012)
Net loss per common share, basic and diluted	$(0.69)	$(0.68)	$(2.11)	$(2.13)
Weighted-average shares of common stock outstanding, basic and diluted	37,516,769	33,909,460	37,420,531	33,751,558

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended September 30, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	35,993,458	$4	1,492,059	$—	$404,427	$(239,479)	$164,952
Stock-based compensation expense	—	—	—	—	3,588	—	3,588
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	91,759	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(127)	—	(127)
Conversion of Class B common stock	280,100	—	(280,100)	—	—	—	—
Net loss	—	—	—	—	—	(25,779)	(25,779)
Balance at September 30, 2022	36,365,317	$4	1,211,959	$—	$407,888	$(265,258)	$142,634

	Three Months Ended September 30, 2021
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	32,315,301	$3	1,492,059	$—	$318,019	$(139,999)	$178,023
Stock-based compensation expense	—	—	—	—	4,366	—	4,366
Issuance of common stock, net of issuance costs	2,678,600	1	—	—	71,053	—	71,054
Issuance of common stock under equity incentive plans	188,780	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	7,747	—	—	—	140	—	140
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(22,930)	(22,930)
Balance at September 30, 2021	35,190,428	$4	1,492,059	$—	$393,578	$(162,929)	$230,653

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Nine Months Ended September 30, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	35,799,233	$4	1,492,059	$—	$397,136	$(186,319)	$210,821
Stock-based compensation expense	—	—	—	—	11,062	—	11,062
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	276,502	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	9,482	—	—	—	19	—	19
Taxes related to net share settlement of equity awards	—	—	—	—	(329)	—	(329)
Conversion of Class B common stock	280,100	—	(280,100)	—	—	—	—
Net loss	—	—	—	—	—	(78,939)	(78,939)
Balance at September 30, 2022	36,365,317	$4	1,211,959	$—	$407,888	$(265,258)	$142,634

	Nine Months Ended September 30, 2021
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	32,171,560	$3	1,492,059	$—	$300,888	$(90,917)	$209,974
Stock-based compensation expense	—	—	—	—	21,307	—	21,307
Issuance of common stock, net of issuance costs	2,678,600	1	—	—	71,053	—	71,054
Issuance of common stock under equity incentive plans	327,241	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	7,747	—	—	—	140	—	140
Issuance of common stock for Employee Stock Purchase Plan	5,280	—	—	—	190	—	190
Net loss	—	—	—	—	—	(72,012)	(72,012)
Balance at September 30, 2021	35,190,428	$4	1,492,059	$—	$393,578	$(162,929)	$230,653

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(78,939)	$(72,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	901	1,016
Loss on disposal of property and equipment	6	4
Gain on extinguishment of debt	—	(690)
Stock-based compensation	11,062	21,307
Accrued interest	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,876)	(1,516)
Accounts payable and accrued expenses	4,146	10,844
Right-of-use assets and lease liabilities, net	(373)	(221)
Net cash used in operating activities	(66,073)	(41,265)
Cash flows from investing activities
Purchases of property and equipment	(237)	(835)
Proceeds from sale of property and equipment	3	—
Net cash used in investing activities	(234)	(835)
Cash flows from financing activities
Payment of initial public offering costs	—	(1,911)
Proceeds from issuance of common stock	—	75,001
Proceeds from exercise of stock options	—	140
Proceeds from issuance of common stock under Employee Stock Purchase Plan	19	190
Payments for taxes related to net settlement of equity awards	(571)	—
Net cash provided by (used in) financing activities	(552)	73,420
Net increase (decrease) in cash and cash equivalents	(66,859)	31,320
Cash and cash equivalents, beginning of period	244,979	238,605
Cash and cash equivalents, end of period	$178,120	$269,925
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$1	$8
Equity issuance costs included in accounts payable and accrued expenses	$—	$3,947
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$49	$—

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

The unaudited condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of September 30, 2022, the Company had an accumulated deficit of $265.3 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	Nine Months Ended September 30,
	2022	2021
Common stock warrants	—	717,674
Common stock options	2,718,930	960,402
Restricted stock units	629,007	1,592,796
ESPP shares	115,783	4,109
Total	3,463,720	3,274,981

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the three or nine months ended September 30, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of September 30, 2022 that the Company expects to have a material impact on its consolidated financial statements.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid research and development	$3,978	$1,811
Prepaid insurance	692	—
Other prepaid expenses and current assets	519	502
Total	$5,189	$2,313

Property and equipment consist of the following (in thousands):

	Useful life (years)	September 30, 2022	December 31, 2021
Furniture, fixtures and office equipment	3 - 7	$2,192	$2,123
Laboratory equipment	5	2,265	2,123
Leasehold improvements	2 - 3	3,687	3,687
		8,144	7,933
Less accumulated depreciation and amortization		(5,142)	(4,257)
Total		$3,002	$3,676

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$3,696	$1,179
Accrued compensation	2,979	2,671
Accrued research and development	14,713	13,501
Other accrued expenses	939	1,073
Total	$22,327	$18,424

3. Fair Value Measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of September 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

4. Debt

The Company did not have any outstanding debt as of September 30, 2022 or December 31, 2021. In April 2020, the Company borrowed $0.7 million under the Paycheck Protection Program (“PPP”) under the CARES Act. The loan was subsequently forgiven in July 2021. The $0.7 million balance of the forgiven loan was recognized as other income on the Company's Statement of Operations for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2021, the Company recognized interest expense related to its outstanding debt of $0 and $3,000, respectively.

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

The components of lease expense included in the Company’s condensed consolidated statements of operations include (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$261	$261	$782	$782
Variable lease expense	132	128	328	384
Total lease expense, net	$393	$389	$1,110	$1,166

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three and nine months ended September 30, 2022 and 2021, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of September 30,
	2022	2021
Weighted average remaining lease term (in years)	2.75	3.75
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating leases	$401	$370	$1,155	$1,003

As of September 30, 2022, future minimum payments under the Company's non-cancelable operating lease under ASC 842 were as follows (in thousands):

Operating lease
Three months ending December 31, 2022	$401
2023	1,636
2024	1,685
2025	845
Thereafter	—
Total future lease payments	4,567
Less: imputed interest	(222)
Total operating lease liabilities	$4,345

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

7. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the "2020 Plan") to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of September 30, 2022 and December 31, 2021, the total number of common shares authorized for issuance under the 2020 Plan was 7,658,509 and 6,226,540, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,427	$1,267	$4,125	$3,376
General and administrative	2,161	3,099	6,937	17,931
Total	$3,588	$4,366	$11,062	$21,307

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the nine months ended September 30, 2022:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2021	975,046	$18.00
Granted	—	$—
Vested	(335,305)	$18.00
Forfeited	(10,734)	$18.00
Outstanding at September 30, 2022	629,007	$18.00

As of September 30, 2022, total unrecognized stock-based compensation expense for RSUs was $11.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.5 years. During the nine months ended September 30, 2021, the Company modified 138,461 RSU's under the Transition Agreement (See Note 9).

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the nine months ended September 30, 2022:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	1,086,902	$26.76	9.22	$991,495
Granted	1,667,200	$6.29
Exercised	—	$—
Forfeited	(19,708)	$26.95
Expired	(15,464)	$39.12
Balance at September 30, 2022	2,718,930	$14.00	9.06	$2,733,693
Vested and expected to vest at September 30, 2022	2,718,930	$14.00	9.06	$2,733,693
Exercisable at September 30, 2022	408,742	$26.18	8.34	$—

As of September 30, 2022, total unrecognized stock-based compensation cost for unvested common stock options was $16.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years. The weighted- average grant date fair value of stock options granted during the nine months ended September 30, 2022 was $4.01 per share. The total fair value of options vested during the nine months ended September 30, 2022 was $5.4 million. During the nine months ended September 30, 2021 the Company modified 7,747 stock options under the Transition Agreement (See Note 9).

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Nine Months Ended September 30,
	2022	2021
Expected volatility	74.8%	74.7%
Risk-free interest rate	2.09%	0.99%
Expected dividend yield	0.0%	0.0%
Expected term	6.04	5.86

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

Employee Stock Purchase Plan

The BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”) permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of September 30, 2022 and December 31, 2021, a total of 1,229,148 shares and 833,993 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). In February 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. The Company issued 9,482 common shares under the ESPP during the nine months ended September 30, 2022. Comparatively, the Company issued 5,280 common shares under the ESPP during the nine months ended September 30, 2021. As of September 30, 2022, 1,208,484 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2022 and 2021 was immaterial.

Common Stock Warrants

The Company issued warrants in 2016 in connection with certain advisory services. The warrants became exercisable upon our IPO for a period of 365 and 450 days.

Upon adoption of ASU No. 2018-07 on October 1, 2020, the measurement date of the warrants became fixed in accordance with the guidance, and such fair value was nominal since the warrants were deeply out-of-the-money. In December 2021, a total of 566,586 warrants with an exercise period of 365 days after our IPO expired unexercised. The remaining 151,088 warrants with an exercise period of 450 days after the Company's IPO expired unexercised in March 2022. Accordingly, there are no remaining common stock warrants outstanding and exercisable at September 30, 2022.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	September 30, 2022	December 31, 2021
Warrants for the purchase of common stock	—	151,088
Common stock options and restricted stock units issued and outstanding	3,347,937	2,061,948
Awards available for future issuance under the 2020 Plan	3,022,529	3,211,854
Awards available for future issuance under the ESPP	1,208,484	822,811
Total common stock reserved for future issuance	7,578,950	6,247,701

8. Collaboration, License and Option Agreements

BeiGene

In April 2019, the Company entered into a Global Co-Development and Collaboration agreement (the “BeiGene Collaboration”) with BeiGene, Ltd. and BeiGene Switzerland GmbH (collectively “BeiGene”), a commercial-stage biopharmaceutical company, for the development, manufacturing and commercialization of the Company’s investigational CAB CTLA-4 antibody (BA3071). The Company and BeiGene amended the Global Co-Development and Collaboration agreement in December 2019 and in October 2020 (the “Amended BeiGene Collaboration”). In 2019, the Company received a total of $25.0 million in non-refundable payments from BeiGene.

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

For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any revenue related to the collaboration agreement with BeiGene. As of September 30, 2022 and December 31, 2021, the Company had a $19.8 million Liability to Licensor, and $19.8 million of deferred revenue which was classified as current, respectively.

Service Contracts

Prior to developing its own programs, the Company entered into various fixed price research service contracts. In connection with those service contracts, the Company may receive future milestone payments if certain clinical, regulatory and commercialization milestones are achieved. The Company is also eligible to receive royalties based on certain product sales. The Company recognized revenue of $0.3 million, included in “Collaboration and Other Revenue”, for the nine months ended September 30, 2021 related to the achievement of a clinical milestone on a fixed price service contract. The Company did not recognize any revenue related to its legacy service contracts during the three or nine months ended September 30, 2022.

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

9. Related Party Transactions

Carolyn Anderson Short

Transition Agreement

On March 23, 2021, the Company entered into a transition agreement with Ms. Anderson Short, our Co-founder and Executive Vice President and Chief of Intellectual Property and Strategy at that time. Pursuant to this transition agreement, Ms. Anderson Short continued in her role with the same base salary and employee benefits until her employment with the Company was terminated on May 31, 2021. Upon her separation from the Company and subject to her execution of a release of claims, Ms. Anderson Short received the following severance benefits as set forth in the transition agreement, which satisfied existing severance obligations owing to her under a legacy pre-IPO severance agreement she had entered into with the Company on July 1, 2018: (i) a lump sum payment equal to 18 months of Ms. Anderson Short’s then-current base salary, (ii) a payment at her targeted bonus rate for 2021, pro-rated to the date of her termination of employment, and (iii) full accelerated vesting of her equity awards including 7,747 stock options and 138,461 restricted stock units. The modification of these equity awards resulted in an incremental fair value of $7.0 million which was recognized on a straight-line basis over the transition service period which ended on the separation date. For the three and nine months ended September 30, 2021, the Company recognized $0 and $1.0 million, respectively, related to the lump sum salary payment and target bonus. The Company also recognized non-cash stock-based compensation charges of $0 and $9.4 million related to the modified equity awards for the three and nine months ended September 30, 2021, respectively. No unrecognized stock-based compensation remained as of September 30, 2021.

Himalaya Therapeutics

Clinical Trial Agreement

In April 2022, the Company entered into a Clinical Trial Agreement with Himalaya Therapeutics SEZC. Under the agreement, Himalaya Therapeutics SEZC agreed to provide services related to the initiation of clinical trials for BA3011 in the People’s Republic of China. For the first year following effectiveness of the agreement, the Company has agreed to pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel. Payments are due and payable by BioAtla to Himalaya Therapeutics SEZC on a quarterly calendar basis and are non-refundable. For the three and nine months ended September 30, 2022 the Company recognized $0.1 million in research and development expense related to the Clinical Trial Agreement. The Company did not have any amounts due from or due to Himalaya Therapeutics SEZC as of September 30, 2022.

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of September 30, 2022 and December 31, 2021, the Company had not made any matching contributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2022. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report, and the caption “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

We are a United States-based company with research facilities in San Diego, California and, through our contractual relationship with BioDuro-Sundia, a provider of preclinical development services, in Beijing, China. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin and our Phase 1 clinical trial of BA3071, establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. Since 2014, such research and development activities have exclusively related to the research, development, manufacture and Phase 1 and Phase 2 clinical testing of our CAB antibody-based product candidates and the strengthening of our proprietary CAB technology platform and pipeline.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $25.8 million and $78.9 million for the three and nine months ended September 30, 2022, respectively, compared to $22.9 million and $72.0 million for three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $265.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

As of September 30, 2022, our cash and cash equivalents totaled approximately $178.1 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

In 2019 we entered into a collaboration agreement with BeiGene, Ltd. The agreement was amended several times and was terminated in November 2021, which resulted in the Company assuming responsibility for development of BA3071. We received a total of $25.0 million in non-refundable payments from BeiGene from this collaboration. Pursuant to the terms of the November 2021 amendment, we agreed to pay single digit royalties to BeiGene and agreed to share on a limited basis in any upfront and milestone payments, if received, through a sublicense of BA3071. In addition, we may in the future seek third-party collaborators or joint venture partners for development and commercialization of additional CAB product candidates. We did not recognize any collaboration revenue for the three or nine months ended September 30, 2022 and 2021.

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from our legacy service contracts for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021 we recognized $0 and $0.3 million in revenues from our legacy service contracts, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
(in thousands)
Collaboration and other revenue	$—	$—	$—
Operating expenses:
Research and development	19,839	$16,553	$3,286
General and administrative	6,340	7,142	(802)
Total operating expenses	26,179	23,695	2,484
Loss from operations	(26,179)	(23,695)	(2,484)
Other income (expense):
Interest income	370	76	294
Interest expense	—	—	—
Gain on extinguishment of debt	—	690	(690)
Other income	30	(1)	31
Total other income (expense)	400	765	(365)
Consolidated net loss and comprehensive loss	$(25,779)	$(22,930)	$(2,849)

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$4,227	$3,851	$376
BA3021 (ROR2-ADC)	2,807	2,982	(175)
Other CAB Programs	7,775	5,675	2,100
Total external expenses	14,809	12,508	2,301
Personnel and related	2,788	2,014	774
Equity-based compensation	1,427	1,267	160
Facilities and other	815	764	51
Total research and development expenses	$19,839	$16,553	$3,286

Research and development expenses were $19.8 million and $16.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase of approximately $3.3 million was primarily driven by a $4.7 million increase in clinical development for our clinical-stage programs, a $0.8 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, and a $0.2 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan, offset by a $2.1 million decrease in pre-clinical development and manufacturing costs for various programs.

General and Administrative Expense

General and administrative expenses were $6.3 million and $7.1 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of approximately $0.8 million was primarily driven by a $0.9 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.2 million decrease in audit and legal services, offset by an increase of $0.3 million in personnel related expenses.

Interest Income

Interest income was $370,000 and $76,000 for the three months ended September 30, 2022 and 2021, respectively. The increase of $294,000 was due to higher yields earned during Q3 2022 compared to the same period in 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
(in thousands)
Collaboration revenue	$—	$250	$(250)
Operating expenses:
Research and development	57,473	$41,826	$15,647
General and administrative	22,107	31,376	(9,269)
Total operating expenses	79,580	73,202	6,378
Loss from operations	(79,580)	(72,952)	(6,628)
Other income (expense):
Interest income	601	254	347
Interest expense	—	(3)	3
Gain on extinguishment of debt	—	690	(690)
Other income	40	(1)	41
Total other income	641	940	(299)
Consolidated net loss and comprehensive loss	$(78,939)	$(72,012)	$(6,927)

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$12,505	$13,633	$(1,128)
BA3021 (ROR2-ADC)	6,839	8,365	(1,526)
Other CAB Programs	23,732	9,485	14,247
Total external expenses	43,076	31,483	11,593
Personnel and related	7,992	4,907	3,085
Equity-based compensation	4,125	3,376	749
Facilities and other	2,280	2,060	220
Total research and development expenses	$57,473	$41,826	$15,647

Research and development expenses were $57.5 million and $41.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $15.6 million was primarily driven by a $12.9 million increase in clinical development for our clinical-stage programs, a $3.1 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, a $0.7 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan, and a $0.3 million increase in facility and other allocated costs, offset by a $1.4 million overall decrease in pre-clinical development and manufacturing costs for various programs.

General and Administrative Expense

General and administrative expenses were $22.1 million and $31.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $9.3 million was primarily driven by an $11.0 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, including the modification of awards in 2021 that were issued to one of our co-founders, and a $0.2 million decrease in personnel related expenses, offset by an increase of $1.0 related to a legal settlement, a $0.7 million increase in audit and legal services and a $0.2 million increase in travel related expenses.

Interest Income

Interest income was $601,000 and $254,000 for the nine months ended September 30, 2022 and 2021, respectively. The increase of $347,000 was due to higher yields earned compared to the same period in 2021.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had cash and cash equivalents of $178.1 million.

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

Cash flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(66,073)	$(41,265)
Investing activities	(234)	(835)
Financing activities	(552)	73,420
Net increase (decrease) in cash and cash equivalents	$(66,859)	$31,320

Cash Used in Operating Activities

Net cash used in operating activities totaled $66.1 million for the nine months ended September 30, 2022, which consisted of a consolidated net loss of $78.9 million, a net change of $0.9 million in our operating assets and liabilities and $12.0 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $4.1 million, partially offset by an increase in prepaid expenses and other assets of $2.9 million. The non-cash transactions primarily consisted of $11.1 million of stock-based compensation and non-cash charges of $0.9 million related to depreciation and amortization.

Net cash used in operating activities for the nine months ended September 30, 2021 was $41.3 million, which consisted of a consolidated net loss of $72.0 million, a net change of $9.1 million in our operating assets and liabilities and $21.6 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $10.8 million, offset by an increase in prepaid expenses and other assets of $1.5 million and $0.2 million of deferred rent. The non-cash transactions primarily consisted of $21.3 million of stock-based compensation and non-cash charges of $1.0 million related to depreciation and amortization, offset by the $0.7 million gain on the extinguishment of our PPP loan.

Cash Used in Investing Activities

Cash used in investing activities was $0.2 million for the nine months ended September 30, 2022 and $0.8 million for the nine months ended September 30, 2021, respectively, related to the purchase of property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was $0.6 million for the nine months ended September 30, 2022, which consisted primarily of the payment of taxes related to the net settlement of restricted stock units.

Net cash used in financing activities was $73.4 million for the nine months ended September 30, 2021, which consisted primarily of the proceeds from the issuance of common stock through a Private Placement of $75.0 million, the proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $0.2 million, and $0.1 million due to the exercise of stock options under our Equity Incentive Plan, partially offset by our payment of initial public offering costs of $1.9 million.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2022.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $178.1 million and $245.0 million as of September 30, 2022 and December 31, 2021, respectively, which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before purchasing our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $95.4 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively. For the nine months ended September 30, 2022 and 2021, our net losses were $78.9 million and $72.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $265.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline, and as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

As of September 30, 2022, we had approximately $178.1 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the second half of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash and cash equivalents to fund the research and development of our product candidates and development programs and to fund working capital and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of our ongoing clinical trials for mecbotamab vedotin and ozuriftamab vedotin;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
the progress of the clinical development efforts for BA3071;
•
the progress of our collaborators with whom we have entered, or may in the future enter, into collaboration agreements and research and development agreements;
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

If we are unable to obtain funding on a timely basis, including under our current or future collaborations, or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Our financial condition could be adversely affected by general conditions in the global economy and in the global financial markets. For example, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, licensing product rights, entering into product development collaborations, acquiring other businesses, products or technology or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin; we have begun dosing patients in our Phase 1 trial of BA3071 and various other product candidates are in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. In addition, the FDA may not agree with our clinical trial plans. For example, we have initiated potentially registrational Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients. Based on recent FDA written responses, we are initiating part 2 of our phase 2 trial in undifferentiated pleomorphic sarcoma (UPS) and anticipate study enrollment to commence by year end. However, we cannot assure you that the FDA will agree that the results from this trial or other trials will be sufficient to support approval of any of our product candidates. For example, the objective response rates on our primary endpoints may not be sufficient, or there may be limitations with the total sample size of our studies and dose selection strategy. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including, among others:

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

We use our CAB technology platform to develop product candidates for cancer therapies. Any failures or setbacks involving our CAB technology platform, including adverse events, could have a detrimental impact on all of our product candidates and our research pipeline. For example, we may uncover a previously unknown risk associated with CABs or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, necessitate additional clinical testing or result in the failure to obtain, regulatory approval. If our CAB technology is not safe in certain product candidates, we could be required to abandon or redesign all of our current product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA will agree with our clinical trial plans. For example, we have initiated potentially registrational Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients. Based on recent FDA written responses, we are initiating part 2 of our phase 2 trial in undifferentiated pleomorphic sarcoma (UPS) and anticipate study enrollment to commence by year end. However, we cannot assure you that the FDA will agree that the results from this trial or other trials will be sufficient to support approval of any of our product candidates. For example, the objective response rates on our primary endpoints may not be sufficient, or there may be limitations with the total sample size of our studies and dose selection strategy. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

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
•
difficulties in manufacturing sufficient quantities of product candidate acceptable for use in clinical trials in a timely manner, or at all; or
•
the COVID-19 pandemic, which continues to adversely affect the pace of patient enrollment in clinical trials, also has caused clinical sites to redirect personnel and resources to focus on immediate and often unplanned numbers and needs of COVID-19 patients. In addition, the pandemic may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols.

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

We are exploring predictive biomarkers to determine patient selection for our clinical trials. Specifically, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin, we have developed a quantitative biomarker assay that has been validated in accordance with CLIA requirements, the TmPS, which measures AXL and ROR2 expression levels on the tumor membrane. We are using both AXL and ROR2 TmPS scores in our ongoing clinical trials and they may be used for patient selection in future clinical trials. If the AXL and ROR2 TmPS scores prove to be a useful method for patient selection, we will incorporate the specific diagnostic test into our potentially registrational studies and have partnered with a diagnostic provider to codevelop a companion diagnostic.

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
•
we may be unable to demonstrate that the dose for the product candidate has been optimized;
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

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

Furthermore, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including market acceptance, and sales, of our products and product candidates.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current product candidates and any future product candidates or additional pricing pressures. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that QHP issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers were facing responding to the COVID-19 virus.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare, privacy and securities laws and regulations worldwide will involve substantial costs. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to regulatory investigations and enforcement actions, as well as civil private plaintiff litigation, which could mean significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from participation in government-funded healthcare programs such as Medicare and Medicaid or similar programs in other countries or jurisdictions, disgorgement, imprisonment, reputational harm and diminished profits. Responding to regulatory inquiries and defending against any actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

In order to successfully implement our development and commercialization plans and strategies, and operate as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including, among others:

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may violate (intentionally or unintentionally) our internal processes and procedures, or engage in misconduct or other illegal activity. Such actions could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (1) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, including cGMP requirements, (3) data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify, prevent and deter these activities and/or misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such actions, including fraud or other misconduct, even if none occurred. If any such actions are instituted against us, we may incur significant costs to respond, and if we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We depend on our information technology systems and those of our CROs, manufacturers, contractors and consultants. Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, existing or future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use or acquisition of or destruction of our proprietary and confidential data, employee data or personal data, which could result in additional costs, loss of revenue significant liabilities, harm to our reputation and material disruption of our operations.

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of security measures, our internal computer systems and infrastructure and those of our current and any future CROs, manufacturers, other contractors, consultants, existing or future collaborators and other third-party service providers are vulnerable to unauthorized access, impairment, or damage from various methods, including cybersecurity attacks, ransomware attacks, breaches, intentional or accidental mistakes or errors, or other technological failures, which can include, among other things, computer viruses, malware, exploit of unpatched product or service vulnerabilities, unauthorized access attempts (including third parties gaining access to systems using stolen or inferred credentials), denial-of-service attacks, phishing attempts, service disruptions, natural disasters, fire, terrorism, war and telecommunication and electrical failures. As the cyber-threat landscape evolves, these attacks are growing in frequency, levels of persistence, sophistication and intensity, are becoming increasingly difficult to detect, and are being conducted by sophisticated groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, impact to critical data or systems, or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy, cybersecurity or data protection laws such as HIPAA, HITECH, the CCPA and GDPR), it could result in a material disruption of our product candidate development programs and our business operations and we could incur significant liabilities. There also could be requirements that we notify individuals and regulators in the event of unauthorized access to, acquisition, destruction, alteration, or misuse of, personal or health information, which could result from breaches experienced by us or by our vendors, contractors or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs, and result in the loss of confidence by our partners, customers, and stakeholders, and thereby have longer term adverse impact on our business operations and revenue. For example, the loss of clinical trial data from completed, ongoing or future clinical trials involving our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. In addition, because of our approach of running multiple clinical trials in parallel, any breach of our computer systems may result in a loss of data or compromised data integrity across many of our programs in various stages of development.

We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed and we could be subject to significant fines or penalties for any noncompliance with certain state, federal or international privacy and security laws.

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

Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China, including the escalation of tensions between China and Taiwan, such as recent step up of military exercises around Taiwan by China. In addition, disagreements between the United States and China with respect to their political, military or economic policies toward Taiwan may contribute to further controversies. For example, a trade war could lead to increased costs for clinical materials that are manufactured in China. These interruptions or failures and any restrictive measures resulting from a deterioration of U.S.- China relations could also result in impeding the commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.

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

We, our collaborators or licensees may seek regulatory approval of our product candidates outside of the United States including in China, the European Union, Australia, New Zealand, and Japan. We conduct preclinical research and development activities in China through BioDuro-Sundia, which is U.S. owned, but governed by Chinese laws. Additionally, pursuant to our agreement with Himalaya Therapeutics Limited Company, we conduct clinical trials in the People’s Republic of China. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including, among others:

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

We face risks related to health epidemics or outbreaks of communicable diseases. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Some restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries; however, in response to local surges and new waves of infection, including those caused by the spread of the Delta, Omicron and other variants, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection.

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

We rely, and expect we will continue to rely, on third-party investigators, CROs, data management organizations and consultants to conduct, supervise and monitor our ongoing clinical trials and preclinical studies. We currently rely on third parties to manage and conduct our clinical trials of mecbotamab vedotin, ozuriftamab vedotin and BA3071. Because we rely on these third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we will have limited control over the amount of time and resources that they dedicate to our development programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our development programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we do not contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our development programs could be delayed and otherwise adversely affected. Furthermore, we depend on the availability of various animals to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development or to continue clinical development, including pharmacological and toxicology evaluations. There is currently a global shortage of animals available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. This has caused the cost of obtaining animals for our preclinical studies to increase dramatically, and if the shortage continues, could also result in delays to our development timelines. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan, protocols for the trial and regulatory requirements. The FDA requires preclinical studies to be conducted in accordance with GLPs and clinical trials to be conducted in accordance with GCPs, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies and clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, among others:

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

We expect our operating results to be subject to annual and quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including, among others:

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

As of September 30, 2022, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 42.6% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, Carolyn Anderson Short, our former Chief of Intellectual Property and Strategy and Assistant Secretary, beneficially own approximately 8.0%, of our outstanding common stock, as of September 30, 2022.

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

Each of these measures has been challenged in court, and although judges of the California Superior Court ruled that AB 979 and SB 826 violate the California constitution in April 2022 and May 2022, respectively, the Secretary of State of the State of California has appealed such rulings, and the ultimate enforceability of these or similar laws remains uncertain.

In addition, the Company is subject to the listing rules from Nasdaq related to board diversity and disclosure, which require all companies listed on Nasdaq's U.S. exchanges to publicly disclose consistent, transparent diversity statistics regarding their board of directors. Additionally, the rules require most Nasdaq-listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an underrepresented minority or LGBTQ+.

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

We have incurred, and will continue to incur, significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

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

As of September 30, 2022, we have used approximately $91.2 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

10.1+	BioAtla, Inc. Management Change of Control Severance Plan and Summary Plan Description	8-K	001-39787	10.1	2022-09-21
10.2*	Master Clinical Trial Collaboration Agreement, dated January 5, 2022, by and between BioAtla, Inc. and Bristol-Myers Squibb Company.					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Company Name

Date: November 4, 2022	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)