Form 10-K
period 2022-12-31
BioAtla, Inc.
filed 2023-03-23
CIK 1826892

re

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $69.0 million based on the closing sales price of $2.85 per share as reported on the Nasdaq Global Market.

As of March 16, 2023, the number of shares of the registrant’s common stock outstanding was 47,607,133 and the number of shares of the registrant’s Class B common stock outstanding was 0.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BIOATLA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “BioAtla,” “we,” “us” and “our” refer to BioAtla, Inc.

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company developing our novel class of highly specific and selective antibody-based therapeutics for the treatment of solid tumor cancer. Our conditionally active biologics (“CAB” or “CABs”) capitalize on our proprietary discoveries with respect to tumor biology, enabling us to target known and widely validated tumor antigens that have previously been difficult or impossible to target. Our novel CAB therapeutic candidates exploit characteristic pH differences between the tumor microenvironment and healthy tissue. Unlike healthy tissue, the tumor microenvironment is acidic, and we have designed our antibodies to selectively bind to their targets on cancer cells under acidic pH conditions but not on targets in normal tissues. Our approach is to identify the necessary targeting and potency required for cancer cell destruction, while aiming to eliminate or greatly reduce on-target, off-tumor toxicity—one of the fundamental challenges of existing cancer therapies. The enhanced selectivity of our CAB technology has the potential to greatly improve the benefit-risk ratio for the patient and allows us to deliver desired drug levels either as monotherapy or utilizing unique multi-targeted or combination therapies that are currently difficult or impossible to develop. Additionally, the combination of reversible binding with the selective, precision capability of our CAB technology enables both increased antibody potency and reduced toxicity. By exploiting our novel understanding of tumor biology, we believe that our proprietary CAB technology has the potential to transform antibody-based cancer therapy.

Our goal is to develop well-tolerated, novel cancer therapies that provide cures or extended survival to ensure patients’ improved quality of life. Studies have shown that, as a drug class, antibodies have transformed oncology treatment and include some of the best-selling therapies on the biopharmaceutical market. The broad applicability of our CAB technology allows us to develop a wide array of product candidate modalities, such as monoclonal antibodies, antibody-drug conjugates, or ADCs, T cell-engaging bispecific antibodies and chimeric antigen receptor T cells, or CAR-T cells. In 2021, we published a paper in the Proceedings of the National Academy of Sciences ("PNAS") describing a novel mechanism using physiological chemicals as Protein-activated Chemical SwitchesTM, or PaCSTM, for generating CAB antibodies. Initially, we applied the reversible binding and precision capability of our CAB technology to advance next-generation ADC therapies. We also generated antibodies for immuno-oncology and more recently, for bispecific, T cell engagement. The bispecific CAB antibodies are comprised of two different binding specificities, which allows the antibody to bind to two specific targets at the same time, generally one target on the tumor cell and one target on an immune system cell.

Our pipeline

We believe that there is significant potential to improve therapeutics for our patients with our proprietary CAB antibody technology across well-validated oncology targets in solid tumors. The following table summarizes our current product candidate pipeline.

Mecbotamab vedotin (BA3011): Our lead clinical stage product candidate, mecbotamab vedotin, or BA3011, is a CAB ADC that targets AXL, a protein kinase receptor that is expressed on the surface of many tumors. AXL is considered to be a driver of many cellular processes that are critical for the development, growth and spread of tumors, including proliferation, invasiveness and migration, stemness, which is related to core stem cell properties such as self-renewal and differentiation, angiogenesis, or the growth of blood vessels, and immune modulation. AXL has been shown to be involved in the epithelial-mesenchymal transition, or EMT, a process by which epithelial cells lose their cell polarity and cell-cell adhesion, and gain migratory and invasive properties to become mesenchymal stem cells, or MSCs. MSCs are home to developing aggressive tumors, where they exacerbate cancer cell proliferation, motility, invasion and metastasis, foster angiogenesis, promote tumor fibrosis and suppress antitumor immune responses. Multiple therapeutic agents that target AXL have been developed and investigated in clinical trials. A number of small-molecule AXL kinase inhibitors have been developed; however, the majority of these inhibitors, including one that is approved, are not highly selective for AXL. Although other non-CAB anti-AXL antibodies and ADCs have shown encouraging clinical signs of antitumor activity, adverse events, such as high-grade constipation and peripheral neuropathy, were particularly pronounced and led to discontinuation of clinical development of some candidates.

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

We have developed a biomarker assay that quantifies the AXL Tumor membrane Percent Score (0-100%), or TmPS. The TmPS measures the percentage of cancer cells within the tumor that expresses the AXL target expression generally on the tumor membrane which, consistent with industry standard, we use to identify those patients who we believe will be the most likely to respond to our product candidates. In several tumor types, we believe that the larger percentage of cells expressing the target on the tumor membrane, the more likely it is that our product candidates may have the potential to provide clinical benefit.

We are developing mecbotamab vedotin as a potential therapeutic for multiple solid tumor types, including soft tissue and bone sarcoma and non-small cell lung cancer (NSCLC), with other potential indications in the future. The Office of Orphan Drug Products (OODP) at the FDA has granted Orphan Drug Designation to mecbotamab vedotin for the treatment of soft tissue sarcoma. Phase 1 results in sarcoma patients indicated mecbotamab vedotin was generally well-tolerated in this refractory sarcoma population. Few patients discontinued due to an adverse event and no clinically meaningful on-target toxicity to normal AXL-expressing tissue was observed over baseline levels. Dose-limiting toxicities were limited to free circulating MMAE payload-associated toxicity at the highest dose tested, including reversible neutropenia. Higher levels of AXL tumor membrane expression correlated with response to treatment. Overall, we believe mecbotamab vedotin has the potential for a favorable benefit-risk profile, and importantly this is one of the few studies employing a biomarker that is not only highly expressed in sarcomas, but also may help select patients across multiple sarcoma subtypes who may benefit from therapy. In our ongoing potentially registration-enabling sarcoma Phase 2 study, patients are enrolled for therapy by prescreening for AXL expression. We are also conducting a Phase 2 study (BA3011-002) in AXL positive NSCLC patients who have previously progressed on PD-1/L1, EGFR, or ALK inhibitor therapy. In both Phase 2 indications, we are enrolling patients either as a monotherapy or in combination with the PD-1 inhibitor nivolumab. In addition, a multi-center investigator-initiated Phase 2 clinical trial of mecbotamab vedotin in combination with a PD-1 inhibitor in patients with platinum-resistant ovarian cancer is underway.

Ozuriftabmab vedotin (BA3021): We are developing our second clinical stage product candidate, ozuriftamab vedotin or BA3021, a CAB antibody drug conjugate directed against ROR2, or Receptor Tyrosine Kinase Like Orphan Receptor 2. ROR2 is overexpressed across many different solid tumors, including breast, lung, pancreatic, renal, ovarian, and colorectal cancers, squamous cell cancer of the head and neck, or SCCHN, and melanoma; its tumoral expression is further enhanced among those treated with PD-1 checkpoint inhibitors. Cancer cell expression of ROR2 has been associated with enhanced cancer cell migration, EMT, increased associated risk for relapse, metastasis and unfavorable prognosis. In breast cancer, for example, ROR2 was found to be expressed in the majority of patient samples, with those expressing ROR2 having decreased overall survival. A similar correlation between ROR2 expression level and overall survival was observed in NSCLC and metastatic melanoma. Genetic inactivation of ROR2 in metastatic melanoma cells was shown to prevent metastases of these tumor cells in mice. ROR2 also has essential roles in normal cells and in early development. Inactivation of ROR2 is lethal in mice with defects observed in the heart, nervous system and skeleton. Less severe mutations in ROR2 in humans is associated with skeletal diseases Robinow syndrome and brachydactyly type B.

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

We are developing ozuriftamab vedotin as a potential therapeutic for multiple solid tumor types, including NSCLC, melanoma, and cancer of the head and neck. Based on Phase 1 data, we believe ozuriftamab vedotin has broad potential as a cancer therapy for patients with advanced solid tumors who have experienced prior failure of PD-1 blockade. We are enrolling a Phase 2 trial of ozuriftamab vedotin monotherapy or in combination with a PD-1 inhibitor in patients with ROR2 positive melanoma who have previously progressed on PD-1/L1 inhibitor and patients with ROR2 high NSCLC who have previously progressed on PD-1/L1, EGFR or ALK inhibitor therapy. A Phase 2 study in patients with ROR2 positive SCCHN has begun. In addition, a multi-center investigator-initiated Phase 2 clinical trial of ozuriftamab vedotin in combination with a PD-1 inhibitor in patients with platinum-resistant ovarian cancer is underway.

BA3071: Our third clinical stage product candidate, BA3071, is a CAB anti-CTLA-4 antibody that is being developed as an immuno-oncology agent with the goal of delivering at least the efficacy of approved CTLA-4 antibodies, such as ipilimumab, but with lower toxicity rate as a result of the CAB’s unique tumor microenvironment-restricted binding. CTLA-4, or cytotoxic T-lymphocyte-associated antigen 4, is an immune checkpoint involved in regulating T-cell activation. The primary role of immune checkpoints is to prevent autoimmune attacks against normal tissue in the body; however, cancer cells often take advantage of this pathway to prevent immune destruction of the tumor. Ipilimumab and recently approved tremelimumab currently are the only anti-CTLA-4 monoclonal antibodies approved by the FDA. Ipilimumab is approved as a single agent for the treatment of melanoma, and in combination with an anti-PD-1 antibody for the treatment of multiple solid tumors, including melanoma, RCC, colorectal cancer and NSCLC, and tremelimumab is approved in combination with an anti-PD-L-1 antibody for the treatment of unresectable hepatocellular carcinoma and NSCLC. Patients treated with these checkpoint inhibitors face a risk of a number of adverse events associated with inappropriate activation of the immune system beyond the tumor site including severe and sometimes fatal enterocolitis, hepatitis, dermatitis, neuropathy and endocrinopathy. Consequently, and for example, usage and dosage of ipilimumab is highly limited due to its safety profile, resulting in the average number of doses on therapy not exceeding four doses.

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

CAB EpCAM x CD3 (BA3182): We have leveraged our CAB technology to develop bispecific antibodies, which bind both a tumor-specific antigen and a T cell receptor using CAB antigen-binding domains. A bispecific antibody is a type of engineered antibody that can simultaneously bind two separate and unique antigens, unlike conventional monospecific antibodies that only bind to one type of target.

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

We have applied our CAB antibody technology to develop bispecific CAB antibodies in which one or both antigen-binding domains are active only in the tumor microenvironment. An example of this approach is our CAB EpCAM x CD3 bispecific. EpCAM, or epithelial cell adhesion molecule, is a protein that is over-expressed in many cancers including carcinomas derived from colon, intestine, breast, lung and prostate. Expression of EpCAM has been extensively associated with cell growth and proliferation of both healthy and cancer cells.

EpCAM was one of the first cancer-associated antigens discovered, however in the forty years since, its clinical impact as a target for therapeutic antibodies in cancer has been limited. One of the problems with targeting EpCAM is its broad expression in the basolateral membranes of normal epithelial cells. Conventional approaches of avoiding systemic toxicities, including deliberately selecting antibodies with low affinity for EpCAM with the intention of generating some degree of selectivity for tumors that express very high levels of EpCAM, have not been successful. Bispecific constructs targeting EpCAM have also not lived up to expectations. Solitomab, an EpCAM x CD3 bispecific led to over 95% of patients in a Phase 1 dose-escalation trial to experience at least one Grade 3 or above adverse event. Over 20% of patients experienced dose-limiting toxicities, and at these required low doses, there was only one unconfirmed partial response observed among 65 patients.

Our first bispecific candidate, CAB EpCAM x CD3 received IND clearance from the FDA in February 2023. We are conducting IND-enabling studies for two additional CAB product candidates, B7-H3 x CD3, a bispecific antibody, and one next-generation CAB ADC, Nectin-4. We also are evaluating additional candidates including EGFR x CD3 bispecific, Nectin4 x CD3 bispecific, and B7-H4 as a next-generation CAB ADC candidate. Overall, we are advancing multiple pre-clinical assets with potential INDs in the 2023 to 2024 timeframe.

Our strategy

Our mission is to develop and commercialize innovative antibody-based therapeutics for the treatment of solid tumors that are designed to bind depending on the physical and chemical properties of tumors and their microenvironment. We believe that our proprietary CAB technology and approach have the potential to transform cancer therapy by decreasing systemic toxicities and improving efficacy. Our strategy to achieve this mission is as follows:

•
Advance our lead product candidates through regulatory approval and commercialization.
o
Mecbotamab vedotin: Clinical data from our Phase 1 and Phase 2 part 1 trials with mecbotamab vedotin are supportive of its development in metastatic sarcomas, a set of cancers with a high unmet clinical need, and in metastatic PD-1 failure NSCLC. We are conducting a potentially registration-enabling Phase 2 trial for mecbotamab vedotin in undifferentiated pleomorphic sarcoma, or UPS, patients (12 years of age or older). In addition, we are planning to discuss with the FDA initiating a potentially registration-enabling Phase 2 trial in NSCLC later this year. In both studies, we are using a quantitative biomarker assay/TmPS score to identify likely responders and to help enrich our clinical trial programs.
o
Ozuriftamab vedotin: We have observed antitumor activity in PD-1 failure NSCLC, melanoma and SCCHN patients in our Phase 1 trial and have initiated Phase 2 trials of ozuriftamab vedotin in each of these indications. We are using a quantitative biomarker assay/TmPS score to identify based on the TmPS score the likely responders and to help enrich our clinical trial programs.
o
CAB BA3071 anti CTLA-4 immune checkpoint inhibitor: The design of BA3071 is to provide the efficacy similar to that of ipilimumab, an anti-CTLA-4 monoclonal antibody approved by the FDA, but with a significantly enhanced safety profile. This may allow for patients to be treated at higher dosage and/or for more cycles of treatment in combination with an anti-PD-1 antibody that may lead to better therapeutic results.
o
CAB EpCAM x CAB CD3 (BA3182): Our first bispecific candidate with an investigational new drug application, or IND, cleared by FDA, demonstrated in its IND-enabling studies a more than 100-fold improvement in the therapeutic window. We are initiating a Phase 1 study in advanced adenocarcinoma. Carcinoma is the most common form of cancer and adenocarcinoma is the most common subtype. Adenocarcinoma is most prevalent in the lung, prostate, breast, pancreas, esophagus, colon/rectum and stomach. Almost all prostate and breast cancers are adenocarcinoma, and about 96% of colorectal and 40% of non-small cell lung cancers are adenocarcinoma (American Cancer Society 2022).
•
Advance into clinical development multiple CAB bispecific and next generation CAB ADC candidates to further address areas of high unmet needs in treating solid tumors. We have shown in preclinical experiments, including in EpCAM x CD3, that our CAB bispecific molecules meet or exceed the activity of conventional bispecifics and reduce systemic activation of potentially fatal immune responses. For example, our first CAB EpCAM x CAB CD3 (BA3182) demonstrated in its IND-enabling studies a more than 100-fold improvement in the therapeutic window.

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

•
Maintain and strengthen our intellectual property portfolio. As of March 1, 2023, we had a total of 711 patents and patent applications with 435 issued patents, 5 allowed applications and 271 pending applications covering our CAB technology and product candidates. This broad patent coverage was designed such that protection of our product candidates is not dependent on any single patent but rather, each product candidate provides multiple layers of protection. We plan to continue to maintain, monitor, enforce and defend our intellectual property.

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

Our technology

Challenges in developing antibody-based therapies for solid tumors

Monoclonal antibody therapeutics have been approved for dozens of therapeutic targets, most commonly cancer. Antibodies have become the backbone of the pharmaceutical industry, which previously relied on small molecules. Treatment with monoclonal antibodies has established itself as one of the most successful therapeutic strategies for both hematologic malignancies and solid tumors. Oncology targets of safe, effective antibodies fall into two broad categories:

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

One reason for the low pH in tumors compared to normal cells is that there are distinct differences in the metabolic processes found in normal and cancer cells. Normal cells generate the energy they need primarily through the oxygen-dependent process called oxidative phosphorylation. In comparison, cancer cells have switched their mechanism of energy production preferentially to the non-oxygen-dependent process known as glycolysis, even in the presence and availability of oxygen. This process switch was first described nearly a century ago and is the basis of modern tumor screening technologies. The dependence of a tumor cell on glycolysis results in the tumor cell metabolizing up to 200 times more glucose than a healthy cell and causing the secretion of significant levels of lactic acid into the tumor microenvironment. This inherent buildup of lactic acid in the tumor microenvironment has been shown to reduce immune cell function and modulate other defense mechanisms of the body, promoting tumor growth and tumor survival. The presence of lactic acid in the tumor microenvironment causes it to have a distinctly acidic pH of less than 6.8 and even lower at the tumor cell surface, a pH so low that it is rarely found in the body except in organs designed for low pH, such as the stomach, where antibodies in the blood do not access, and in special circumstances, such as cancer. In some cancers, the pH goes as low as 5.8, an extremely low level given the normal, slightly alkaline, pH in the body. The body’s blood holds its pH within a tight range around a pH of 7.4, with normal tissue typically being even more alkaline, even in the non-cancerous regions of tissues afflicted with cancer.

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

Our CAB technology

Our CABs are based on our patented protein discovery and engineering technology. We invented, developed, and refined this technology, which we believe selectively enables the binding of proteins and antibodies to targeted cells in the tumor microenvironment based on differences in local conditions such as pH, temperature, or chemical composition compared to normal healthy tissue. We have shown that activity of our CAB biologics is reversible; not only are they active due to the low pH levels of the tumor microenvironment, but also, unlike prodrugs, they are reversibly inactive when they leave the tumor microenvironment and are in a normal physiological environment.

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

Our CAB antibodies have been designed to be active in the acidic, lower pH of the tumor microenvironment and inactive under the alkaline pH’s of 7.4 and above found in normal physiological conditions. In a quantitative in vitro binding assay, we compared a CAB antibody and a non-CAB antibody that both bind to the target AXL with matched strength of binding to the target, or affinities, when measured at pH 6.0. The binding of the CAB antibody was highly sensitive to pH with binding becoming much weaker as it approached pH 7.0 and almost undetectable at a physiological pH of 7.4. In contrast, a non-CAB antibody to AXL showed indiscriminate and experimentally equivalent binding across the entire pH range tested, including at pH 7.4 of normal cells. Our CAB development process is capable of identifying CAB antibodies with a range of sensitivities to pH.

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
•
Improved pharmacokinetics. Limited binding to targets outside of tumors effectively increases their half-life in plasma. The phenomenon of Target-mediated Drug Disposition, or TMDD, is a well-known limitation facing the development of many biologics which CAB antibodies can significantly reduce.
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

Through the use of our proprietary technology, we have developed CAB antibodies, which we believe have specificity for tumors, while avoiding binding to the same antigen target expressed on many normal tissues. This allows us to develop therapeutics against targets that are expressed at high levels on tumor cells but are also present on normal cells and tissues, without the toxicities associated with traditional antibodies. While our lead product candidates primarily exploit the differences in pH between the tumor microenvironment and healthy tissue, there is a potential for other yet to be identified PaCS molecules in disease related microenvironments, whether controlled through pH, concentration, or other molecular characteristics (intra- or intermolecularly) for enhancing a drug’s therapeutic index. Potential new therapeutic candidates addressing these opportunities are not limited to antibodies, but may also include small molecules, encompassing lipids, sugars and nucleic acid-based agents or drugs. Further, it is expected that PaCS protein-chemical systems are important naturally occurring regulatory systems linked to a range of disease-related microenvironments, including cancer, inflammation and cellular senescence.

Programs in clinical development

Mecbotamab Vedotin (BA3011) targeting AXL

Phase 1 clinical trial

We have conducted a Phase 1 trial of mecbotamab vedotin in patients with advanced solid tumors, including sarcoma, pancreatic cancer and NSCLC who were refractory or resistant to standard therapies. In the Phase 1 trial, patients were treated with doses of mecbotamab vedotin ranging from 0.3 mg/kg to 3 mg/kg once every three weeks (Q3W) or doses ranging from 1.2 mg/kg to 1.8 mg/kg twice every three weeks on days 1 and 8 (2Q3W).

The main goals of this trial were to evaluate the safety, tolerability, antitumor activity, pharmacokinetics and immunogenicity of mecbotamab vedotin in solid tumor patients. Based upon the overall safety and response rates, the initial recommended Phase 2 dose was determined to be 1.8 mg/kg delivered every two weeks (Q2W).

In the Phase 1 studies, mecbotamab vedotin was generally well-tolerated. Grade 3 or greater adverse events, or AEs, or serious adverse events, or SAEs, deemed related to mecbotamab vedotin were consistent with MMAE-based toxicity and could generally be classified as either reversible myelosuppression (AEs: neutropenia and anemia), transient liver enzyme elevations (AEs: AST/ALT increased) or metabolic disturbances (AEs: hyperglycemia, hyponatremia, hypokalemia). At a dose of 2.4 mg/kg Q3W mecbotamab vedotin, two patients experienced dose-limiting toxicities: one with Grade 3 febrile neutropenia and the other with Grade 4 hyperglycemia. Dosing continued at the 2.4 mg/kg with prophylactic administration of pegfilgrastim without any additional dose limiting toxicities.

We have not observed adverse events that appear to be related to on-target injury of normal, AXL expressing tissues, i.e., on-target, off-tumor toxicity, consistent with the increase in tumor selectivity from the CAB technology. The estimated half-life of mecbotamab vedotin was approximately four days.

We identified a preliminary correlation between tumoral expression of AXL and the observed antitumor clinical response. To select for patients who were most likely to experience clinical benefit, we developed and validated, as required by CLIA (the Clinical Laboratory Improvement Amendments, or CLIA, which establishes federal quality standards for laboratory testing), an AXL immunohistochemical assay to quantify the level of target expression on the tumor membrane and cytoplasm.

We observed that most sarcoma patients screened for enrollment had tumors that expressed high levels of AXL.

Phase 2 Clinical Development

We are conducting two Phase 2, potentially registration-enabling trials with mecbotamab vedotin in NSCLC and sarcoma. We are conducting further dose optimization in Phase 2, part 1 using a more frequent, intense-dosing regime that will be compared to the doses used in

Phase 1 and/or 2. We also intend to initiate discussions with the FDA regarding our plans for a potentially registration-enabling Phase 2, part 2 study. This overlapping approach is intended to allow the company to maintain its overall development timelines, while further aligning with FDA’s Project Optimus goals that encourage testing of multiple doses to optimize a patient’s treatment risk/benefit.

Prior to seeking accelerated approval for either indication, we will seek feedback from the FDA and evaluate our ability to obtain accelerated approval. The FDA requires that the sponsor verify and describe the clinical benefit as a condition of accelerated approval, which is generally in the form of at least one adequate and well-controlled post-marketing confirmatory clinical trial. Therefore, we plan to submit our proposed confirmatory trial design for FDA feedback and commence enrollment prior to our BLA submission.

Additionally, a multi-center investigator-initiated trial of mecbotamab vedotin led by the Canadian Cancer Trials Group, or CCTG, in platinum-resistant ovarian cancer patients is underway.

The following table illustrates each of the different dosing schedules under evaluation for mecbotamab vedotin.

Dose [a]
	Day 1	Day 8	Day 15	Day 22
Q2W
All cycles (28 days)	1.8 mg/kg	no drug	1.8 mg/kg	no drug
2Q3W
All cycles (21 days)	1.8 mg/kg	1.8 mg/kg	no drug	N/A
3Q4W
Cycle 1 (21 days)	1.8 mg/kg	1.2 mg/kg	1.2 mg/kg	N/A
Cycle 2 (28 days) and subsequent cycles	1.2 mg/kg	1.2 mg/kg	1.2 mg/kg	no drug

a all doses will be capped at 100 kg for patients with body weight > 100 kg; N/A: not applicable as not part of the 21-day cycle

Sarcoma Phase 2 trial:

This open-label, two-part Phase 2 trial evaluates the efficacy and safety of mecbotamab vedotin alone and in combination with an anti-PD-1 agent in adult and adolescent patients with AXL-expressing TmPS >= 50%, and advanced, refractory measurable sarcoma. Patients receive either mecbotamab vedotin alone or in combination with an anti-PD-1 agent. Part 1 antitumor activity has exceeded predefined criteria for advancing trials for UPS, osteosarcoma, liposarcoma, and synovial sarcoma. Combination dosing is fully enrolled and enrollment continues for Ewing and other bone sarcomas.

Phase 2, part 2 is enrolling patients with UPS, for which efficacy was observed in either Phase 1 and in Phase 2 part 1. Specifically, a total of 11 patients with undifferentiated pleomorphic sarcoma (UPS) were enrolled in BA3011-001 study as of the data cutoff date 18 January 2023. 5 patients (50%) achieved partial response among those 10 patients with TmPS ≥ 50%. The median duration of response exceeded 8 months, the median PFS was 10.9 months (95% CI: 1.4, NE) and PFS rate at 12 weeks was 60% (95%CI: 25.3, 82.7).

Part 2 will enroll a total of approximately 80 patients with locally advanced unresectable or metastatic UPS with high AXL expression. Primary endpoints include overall response rate, AEs, SAEs, and changes from baseline in laboratory parameters and vital signs. Key secondary endpoints include duration of response (DOR), progression-free survival (PFS), best overall response (BOR), disease control rate (DCR), time to response (TTR), progression-free rate (PFR) at 12 weeks, overall survival (OS), and percent change from baseline in tumor size.

Patients must have measurable disease by Response Evaluation Criteria in Solid Tumors (RECIST) Version 1.1. Additionally, patients must have received no more than three prior systemic regimens. Enrolled patients will receive open-label BA3011 treatment. Initially, approximately 40 patients will be enrolled in a 1:1 ratio to receive mecbotamab vedotin 2Q3W or 3Q4W regimens as shown in the table above.

Randomization will be stratified by number of prior systemic treatments (≤ 2 vs. > 2). A planned interim analysis will be performed after these 40 patients have an opportunity to be followed for at least 12 weeks. To facilitate the selection of an optimized dosing regimen, efficacy, safety, and an integrated PK and exposure-response analysis will be performed based on all UPS patients in Phase 1, Phase 2 part 1, and the 40 UPS patients initially enrolled in Phase 2 part 2.

NSCLC Phase 2 trial:

This ongoing multi-center, open-label, Phase 2 study is designed to evaluate the efficacy and safety of mecbotamab vedotin alone and in combination with an anti-PD-1 agent in patients with AXL-expressing TmPS >=1%, metastatic NSCLC who have measurable disease by RECIST v1.1 criteria. Enrolled patients must have had prior disease progression on a PD-1/L-1 inhibitor. Patients with EGFR or anaplastic lymphoma kinase (ALK) genomic tumor aberration had to have disease progression on FDA-approved therapy for these aberrations. Patients receive either mecbotamab vedotin alone or in combination with an anti-PD-1 agent. Primary endpoints include overall response rate, AEs, SAEs, and changes from baseline in laboratory parameters and vital signs. Key secondary endpoints include DOR, PFS, BOR, DCR, TTR, PFR at 12 weeks, OS, and percent change from baseline in tumor size.

Ozuriftamab Vedotin (BA3021) targeting ROR2

Phase 1/2 clinical trial

A Phase 1/2 clinical trial of ozuriftamab vedotin in patients with locally advanced unresectable or metastatic solid tumors including NSCLC and melanoma is being conducted. Patients were treated with doses of ozuriftamab vedotin ranging from 0.3 mg/kg to 3.3 mg/kg once every three weeks (Q3W) or doses ranging from 1.5 mg/kg to 1.8 mg/kg twice every three weeks on days 1 and 8 (2Q3W). Based upon the overall safety and response rates, the initial recommended Phase 2 dose was determined to be 1.8 mg/kg delivered every two weeks (Q2W). Further dose optimization is being conducted.

The following table illustrates each of the different dosing schedules under evaluation for ozuriftamab vedotin.

Dose [a]
	Day 1	Day 8	Day 15	Day 22
Q2W
All cycles (28 days)	1.8 mg/kg	no drug	1.8 mg/kg	no drug
2Q3W
All cycles (21 days)	1.8 mg/kg	1.8 mg/kg	no drug	N/A
3Q4W
Cycle 1 (21 days)	2.0 mg/kg	1.3 mg/kg	1.3 mg/kg	N/A
Cycle 2 (28 days) and subsequent cycles	1.3 mg/kg	1.3 mg/kg	1.3 mg/kg	no drug

a all doses will be capped at 100 kg for patients with body weight > 100 kg; N/A: not applicable as not part of the 21-day cycle

In the Phase 1 component of the trial, treatment with ozuriftamab vedotin resulted in a durable complete response, or CR, in one out of one patient with metastatic melanoma who tested positive for ROR2 tumor membrane expression. This patient remains progression free approximately 3 years after initiating therapy. A second CR was achieved by one out of one evaluable melanoma patient in the Phase 2 component of the trial. In addition, two out of four patients with NSCLC who tested positive for ROR2 tumor membrane expression (~31% and ~49% tumor reduction) and one out of one patient who tested positive for ROR2 tumor membrane expression with advanced head and neck cancer (~64% tumor reduction) achieved partial responses. All of these patients had previously been treated with PD-1 therapy.

Note that one of the ROR2 positive NSCLC patients that did not achieve a partial response was administered ozuriftamab vedotin at a suboptimal dose of 1.2 mg/kg 2Q3W as part of the dose escalation phase of the study.

Similar to mecbotamab vedotin, ozuriftamab vedotin continues to be generally well-tolerated. We have not observed adverse events that appear to be related to on-target injury of normal, ROR2-expressing tissues. We believe that reported toxicities were consistent with off-target effects of free MMAE consistent with those described with other marketed MMAE-based ADCs.

In the Phase 1 trial, the Grade 3 or greater AEs or SAEs deemed related to ozuriftamab vedotin were consistent with MMAE-based toxicity and could generally be classified as either reversible myelosuppression (AEs: neutropenia, anemia), transient liver enzyme elevations (AEs: AST/ALT increased) or metabolic disturbances (AEs: hyperglycemia, hyponatremia, hypokalemia).

Phase 2 Clinical Development

A Phase 2 open-label trial to evaluate the efficacy and safety of ozuriftamab vedotin alone and in combination with an anti-PD-1 agent in patients who have experienced prior disease progression on a PD1/L1 inhibitor and have a ROR2 TmPS of 1% or more is ongoing and metastatic NSCLC or melanoma who have measurable disease. Prior to seeking accelerated approval for either indication, we will seek feedback from the FDA and evaluate our ability to obtain accelerated approval. If acceptable, we plan to submit our proposed confirmatory trial design for FDA feedback and commence enrollment prior to our BLA submission.

Approximately 60 ROR2 expressing NSCLC and 40 ROR2 agnostic melanoma patients with locally advanced unresectable solid tumors or metastatic disease are being enrolled. Enrolled patients are assigned to receive either ozuriftamab vedotin alone or in combination with an anti-PD-1 agent employing a dose and schedule as described in the table above. Primary endpoints include overall response rate, AEs, SAEs, and changes from baseline in laboratory parameters and vital signs. Key secondary endpoints include DOR, PFS, BOR, DCR, TTR, progression-free rate (PFR) at 12 weeks, OS, and percent change from baseline in tumor size.

We have also initiated a Phase 2 clinical trial of ozuriftamab vedotin as monotherapy in head and neck squamous cell carcinoma (SCCHN). The Phase 2 trial studying SCCHN is enrolling 40 patients who had experienced prior failure of a PD-1 agent delivered either as monotherapy or in combination with chemotherapy. Primary endpoints include overall response rate, AEs, SAEs, and changes from baseline in laboratory parameters and vital signs. Key secondary endpoints include DOR, PFS, BOR, DCR, TTR, progression-free rate (PFR) at 12 weeks, OS, and percent change from baseline in tumor size.

Additionally, a multi-center investigator-initiated trial of ozuriftamab vedotin led by CCTG in platinum-resistant ovarian cancer patients continues.

CAB CTLA4 (BA3071)

The Phase 1 dose-escalation trial of BA3071 in advanced solid tumor patients continues enrollment in the dose-escalation portion of the trial. We are evaluating the safety and tolerability of BA3071 at doses ranging from 7mg Q3W to 700mg Q3W as monotherapy and in combination with an anti-PD-1 antibody.

CAB EpCAM x CAB CD3 (BA3182)

In February 2023 we received from the FDA clearance of our IND application to evaluate our CAB bispecific antibody product candidate BA3182 (CAB EpCAM x CAB CD3) for the treatment of advanced adenocarcinoma.

BA3182 is designed with an EpCAM binding domain and a CD3 binding domain, both binding domains with CAB activity (Dual-CAB). In our preclinical studies, we showed that a dosage of 1mg per kilogram of this construct twice per week in mice, which is roughly equivalent to 0.25 mg per kilogram in non-human primates, had a potent antitumor activity in a HCT116, a human colorectal carcinoma cell line, xenograft model in mice with a humanized immune system.

Tumor Volume (mm³)
Mean ± SEM
2500
2000
1500
1000
500
0
Isotype x WT CD3
EpCAM x WT CD3
CAB EpCAM x CAB CD3 BF45
0
10
20
30
40
50
Study Days

Preclinical safety findings

While there was no observable difference in antitumor efficacy between antibodies with CAB domains and those with conventional non-CAB antigen-binding domains, a conventional EpCAM x CD3 bispecific antibody led to a much higher level of undesirable systemic immune activation than the CAB EpCAM x CAB CD3 bispecific antibody in non-human primates.

Preclinical candidates

CAB Nectin-4-ADC (BA3361)

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

CAB B7-H4-ADC (BA3151)

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

CAB B7-H3 x CAB CD3 (BA3142)

We believe that our CAB technology opens up the opportunity for the creation of a broad set of bispecific product candidates with antitumor potential. Through these CAB bispecific antibodies, we believe we can activate T cells directly in tumors using CAB domains targeting tumor-specific antigens. Our CAB bispecific antibodies are not expected to lead to systemic immune activation, which we believe may allow for increased efficacy through more potent T cell activation, higher doses or administration in combination with other immuno-oncology therapies, such as checkpoint inhibitors. We have shown in preclinical experiments that our CAB bispecific molecules meet or exceed the activity of conventional bispecifics and reduce systemic activation of potentially fatal immune responses. In February 2023 we received from the FDA clearance of our IND application to evaluate our CAB bispecific antibody product candidate BA3182 (CAB EpCAM x CAB CD3) and we are conducting IND enabling studies in other bispecific antibody candidates.

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

CAB EGFR x CAB CD3

Targeting EGFR with a CAB bispecific antibody is expected to provide benefit since the target is widely expressed in healthy tissue, such as skin, which would otherwise result in on-target, off-tumor toxicity if targeted by a non-CAB antibody. A set of lead molecules were characterized by multiple assays including functional assays and all demonstrated high activity at acidic pH with little to no activity under physiological conditions. Two molecules are in development: a mono-CAB (EGFR x CAB CD3) and a dual-CAB (CAB EGFR x CAB CD3).

CAB Nectin 4 x CAB CD3 (BA3362)

BA3362 is a dual CAB bispecific product candidate. The cell line development and in vivo efficacy study are completed. Non-GLP toxicology study in cynomolgus monkeys is in progress.

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

There are several companies in various stages of clinical development of ADCs, one of the key features of our product candidates mecbotamab vedotin and ozuriftamab vedotin. Currently, there are multiple approved ADCs and many more in clinical development, the vast majority of which were being developed for the treatment of cancer. Certain other companies are also pursuing antibody therapies in immuno-oncology, such as Seattle Genetics. Although we do not believe competing companies have selective CAB technology, there is a wide array of activity in multiple areas of immune-based cellular therapies for oncology.

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

License Agreements and Strategic Collaborations

Collaboration and Supply Agreement with Bristol-Myers Squibb

On January 5, 2022, we and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s CAB ADCs, mecbotamab vedotin and ozuriftamab vedotin, each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. We serve as the study sponsor of the scheduled studies and are responsible for costs associated with the trial execution. BMS provides Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, we are obligated to provide BMS with a final report of the data resulting from the trial. The BMS agreement was amended in October 2022 to include additional territories for our combination study trials for mecbotamab vedotin and ozuriftamab vedotin.

Global Co-Development and Collaboration Agreement with BeiGene, Ltd.

In April 2019, we entered into a Global Co-Development and Collaboration Agreement with BeiGene, Ltd. which, as amended in December 2019 and October 2020, provided for the development, manufacturing and commercialization of BioAtla’s investigational CAB CTLA-4 antibody, BA3071. Under the terms of our BeiGene collaboration, BeiGene was generally responsible for developing the CAB CTLA-4 antibody and for global regulatory filings and commercialization. We received a total of $25 million in payments from BeiGene.

On November 19, 2021, we entered into Amendment No. 3 to the Global Co-Development and Collaboration Agreement (“Amendment No. 3”). Under Amendment No. 3, the collaboration agreement was terminated, subject to survival of certain provisions, and BeiGene handed back rights to certain know-how and materials received under the collaboration agreement and we assumed responsibility for the development and commercialization of BA3071, in addition to other standard provisions. As consideration for Amendment No. 3, we agreed to pay BeiGene mid-single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of BA3071.

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

Intellectual property

Since inception, we have recognized the value of strong, defensible and relevant intellectual property protection. We seek to protect our technologies and products and the potential market for such technologies and products. To accomplish this goal, we apply for patents covering our processes and compositions. We also apply for patents covering developments and technologies for purpose of preventing third parties from developing competing products. Inventions related to various aspects of our core technologies have already been protected by issued and pending patent applications. As of March 1, 2023, we had 711 patents and patent applications with 435 issued patents, 5 allowed applications, and 271 pending applications.

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

We file our applications with the U.S. Patent and Trademark Office to establish a priority filing date. Generally, we initially file provisional applications. Provisional applications are designed to provide a lower-cost first patent application filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the filing date of the first provisional application filed for an invention. In some cases, multiple provisional applications have been filed within a 12-month period to capture incremental developments within the 12-month priority period while obtaining an early filing date for each development. The corresponding non-provisional patent applications benefit from the provisional applications(s) since the priority date(s) of these non-provisional patent applications is/are the earlier provisional application filing date(s), and because the patent term of the finally issued patents are calculated from the later, non-provisional patent application filing dates. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and delay prosecution costs, which may save costs in the event that we decide not to pursue examination in an application.

Subsequently, when appropriate, we pursue patent applications in foreign countries. The PCT system for filing international patent applications is used. This system allows a single application to be filed within 12 months of the original priority date of the patent application designating all 157 PCT member states (including countries in South, Central and North America, Africa, Europe, Asia and Australia) in which national/regional patent applications can later be pursued based on the international patent application filed under the PCT. At the end of a period of 2 1/2 years from the first priority date of the PCT patent application, separate patent applications can be pursued in any of the 157 PCT member states either by direct national filing or, in some cases, by filing through a regional patent organization such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial cost savings where applications are abandoned within the first 2 1/2 years of filing.

We continuously reassess the number and type of patent applications, as well as the pending and issued patent claims to ensure that maximum patent coverage and value are obtained for our processes, and compositions, given existing patent office rules and regulations. Further, pending patent claims may be modified during patent prosecution to meet our intellectual property and business needs.

We also perform non-infringement searches and analyses for our existing technologies and will continue to do so for future commercial processes and products. For our new developments, we regularly perform expert searches and reviews, and monitor patents and patent applications by third-party competitors. Our policy of avoiding patent infringement is diligently executed. To the best of our knowledge as of the date of this prospectus, we have freedom to operate on all of our technologies and product candidates.

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

Company-owned patents

Mecbotamab vedotin is covered by a number of filings, including a published PCT application filed in 2017 that entered the national phase in 2018. Applications have been granted in Australia, Israel, Japan, Korea, Mexico, Singapore, Taiwan, and the United States and are pending in 13 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037.

Ozuriftamab vedotin is covered by a number of filings, including a published PCT application filed in 2017 that entered the national phase in 2018. Applications have been granted in Europe, Japan, Mexico, and the United States and are pending in 14 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037.

BA3071 is covered by a number of filings, including a published PCT application filed in 2019 that entered the national phase in 2021. Applications have been granted in Australia, Israel, New Zealand, and the United States and are pending in 18 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2039.

Our CAB-anti-EpCAM antibody and our preclinical stage CAB-anti-Nectin-4 antibody, are covered by a number of filings. As of March 1, 2023, CAB-anti-EpCAM antibodies are covered by 13 national phase filings, including the United States, and a non-PCT filing in Taiwan. As of March 1, 2023, CAB-anti-Nectin-4 antibodies are covered by 13 national phase filings and an application in Taiwan. Composition of matter claims issuing from these applications would not expire before either 2040 or 2041.

Core components of our product candidates are protected by company-owned platform applications directed to novel methods of protein evolution, methods of making conditionally active biologics, integrated selection and evolution of antibodies and proteins in expression production hosts, multi-specific antibodies and methods of making, modified antibody regions, conditionally active biological proteins, proteins targeting orthologs, discovery of and production of conditionally active biologic proteins in eukaryotic cell production hosts, conditionally active chimeric antigen receptors for modified T-cells, diagnostics using conditionally active antibodies, conditionally active polypeptides, antibodies targeted to senescent cells, conditionally active proteins for neurodegenerative diseases, and conditionally active proteins with pH selectivity. We also have 25 issued U.S. patents covering various aspects of the manufacturing methods used to generate CAB antibodies that have patent terms expiring from 2030 to 2037. We also have 2 issued patents in the U.S. protecting our method of manufacturing conditionally active multi-specific antibodies that have patent terms expiring from 2033 to 2034.

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

Licensure and regulation of biologics in the United States

In the United States, the FDA regulates biologic products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacturing, safety, purity, potency, labeling, packaging, storage, record keeping, approval, distribution, post-approval monitoring and reporting, sampling, import, export, advertising and other promotional practices involving biologic products. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except the section of the FDCA that governs the approval of new drug applications, or NDAs. Biological products are approved for marketing under provisions of the PHSA, via a Biologic License Application, or BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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
•
FDA review and approval of the BLA.

Preclinical studies

Before testing any biologic product candidate in humans, the product candidate must undergo rigorous preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo animal studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

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
•
Phase 2. The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate a particular indication and to determine dosage tolerance, optimal dosage and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3. The biologic product candidate is administered to an expanded patient population at multiple sites to further evaluate dosage, to demonstrate efficacy and safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of a biologic.

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

Phase 1, Phase 2, Phase 3, and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

Concurrent with clinical trials, companies usually must complete some long-term preclinical testing, such as animal tests of reproductive toxicity and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug or biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

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

In addition, the manufacturer of an investigational biologic in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug or biologic.

U.S. review and approval processes

FDA approval of a BLA must be obtained before commercial marketing of the biologic product. The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s pharmacology, chemistry, manufacturing controls, or CMC, and proposed labeling, among other things, are submitted to the FDA as part of the BLA requesting approval to market the product for one or more indications.

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

The FDA reviews a BLA within 60 days of receipt to determine whether the application will be filed based on the FDA's determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed by the FDA, the FDA begins an in-depth, substantive review of the BLA.

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMPs to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions on approval. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation study, or REMS, is necessary to assure the safe use of the product candidate. REMS involve additional risk minimization strategies to ensure that the benefits of the product outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

The FDA has agreed to specified performance goals in the review of BLAs under the PDUFA. One such goal is to review standard BLAs within 10 months after the FDA files the BLA, and priority BLAs within six months, whereupon a review decision is to be made. The review process and the PDUFA goal date for both standard and priority review BLAs may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

If a product candidate receives regulatory approval, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biologic product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Compliance with cGMP requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requested product recalls or requiring withdrawal of the product from the market. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

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

Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally provide a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on the verification and description of the product’s clinical benefit, which is generally in the form of at least one post-approval confirmatory trial. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to submission of the application or approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The Food and Drug Omnibus Reform Act, or FDORA, was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. The Office of Orphan Products Development at the FDA grants orphan drug designations based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product. Orphan drug designation entitles a company to financial incentives, such as tax credits and user fee waivers, but does not convey any advantage in or shorten the duration of the regulatory review and approval process.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same drug, which includes biologics, as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of product supply issues. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Competitors may receive approval of either a different drug for the same indication or the same drug for a different indication.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same drug for a different use or a second application for a clinically superior version of the drug for the same use. Because healthcare professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite another product’s orphan exclusivity. The FDA cannot, however, approve the same drug made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

The FDA’s determination of whether two ADCs are the same drug for purposes of orphan drug exclusivity is based on a determination of sameness of the monoclonal antibody element and the functional element of the conjugated molecule. Two ADCs are deemed to be the same product if the complementarity determining region sequences of the antibody and the functional element of the conjugated molecule are the same. A difference in either of those two elements can result in a determination that the molecules are different.

FDA approval and regulation of companion diagnostics

If use of an in vitro diagnostic is essential to the safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, before or at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a biologic product or indication, the FDA generally will not approve the biologic product or new biologic product indication if the companion diagnostic device is not approved or cleared for that indication.

The FDA has also introduced the concept of a complementary diagnostic, which the FDA defines as a test that is not required but which provides significant information about the use of a drug. A complementary test can help guide treatment strategy and identify which patients are likely to derive the greatest benefit from therapy, and if approved by the FDA information regarding the in vitro diagnostic will be included in the therapeutic product labeling.

Approval or clearance of the companion or complementary diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion or complementary diagnostics in conjunction with the review of our products will, therefore, likely involve coordination of review by CDER and the FDA’s Office of In Vitro Diagnostics and Radiological Health. We may partner with a diagnostic provider to develop a companion or complementary diagnostic for certain of our product candidates. Review and approval of a companion or complementary diagnostic is typically done in parallel with development of the therapeutic product. However, it is possible that the FDA may permit approval of the companion or complementary diagnostic as a post-marketing commitment following a potential regulatory approval.

Under the FDCA, in vitro diagnostics, including companion and complementary diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic.

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

Pediatric information

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biologic product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, the PREA generally does not apply to any biologic product candidate for an indication for which orphan designation has been granted with the exception of orphan-designated biologics if the product contains a new active ingredient and is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.

The Best Pharmaceuticals for Children Act, or BPCA, provides a six-month extension of any patent and non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Additional controls for biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the lot manufacturing history and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before allowing the manufacturer to release the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of a BLA, biologics manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

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

Biosimilarity, which requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the proposed biosimilar biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, an assessment of toxicity, and a clinical trial or studies though the FDA has broad discretion to set or waive certain biosimilar licensure data requirements. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose some hurdles to biosimilar product implementation which is still being evaluated by the FDA.

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

The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against approval of an interchangeable biologic for the same condition of use for the earlier of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

Additionally, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. On November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act, or the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA took effect in most material respects on January 1, 2023. CCPA enforcement thus far has been limited; it has not been subject to significant litigation and judicial interpretation. As a result, it remains unclear how various provisions of the CCPA will be interpreted and enforced. State laws are changing rapidly and there is discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

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

Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

Human Capital Management

Employees. As of December 31, 2022, we employed 66 employees. We also engaged 19 independent contractors located in China as of December 31, 2022 pursuant to our relationship with BioDuro-Sundia, a U.S.-based provider of preclinical development services. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

Our business and predecessor entity was founded in March 2007. In July 2020, we converted from a limited liability company into a Delaware corporation pursuant to a statutory conversion and changed our name to BioAtla, Inc. Our principal executive offices are located at 11085 Torreyana Road, San Diego, California 92121, and our telephone number is (858) 558-0708. Our corporate website address is www.bioatla.com. Information contained on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $106.5 million and $95.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $292.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline, and as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

As of December 31, 2022, we had approximately $215.5 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

If we are unable to obtain funding on a timely basis, including under our current or future collaborations, or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Our financial condition could be adversely affected by general conditions in the global economy and in the global financial markets. For example, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. Additionally, although we had no direct exposure to the March 2023 failure of Silicon Valley Bank, its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, collaborators and investors, may also adversely affect our financial condition, operations and stock price. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, licensing product rights, entering into product development collaborations, acquiring other businesses, products or technology or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin; we have begun dosing patients in our Phase 1 trial of BA3071 and various other product candidates are in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. In addition, the FDA may not agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients. Based on recent FDA written responses, we are initiating part 2 of our Phase 2 trial in undifferentiated pleomorphic sarcoma (UPS) and anticipate study enrollment to commence by year end. However, we cannot assure you that the FDA will agree that the results from this trial or other trials will be sufficient to support approval of any of our product candidates. For example, the objective response rates on our primary endpoints may not be sufficient, we may not demonstrate a sufficient duration of response, or there may be limitations with the total sample size of our studies and dose selection strategy. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including, among others:

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

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA will agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients. Based on recent FDA written responses, we are initiating part 2 of our Phase 2 trial in undifferentiated pleomorphic sarcoma (UPS) and anticipate study enrollment to commence by year end. However, we cannot assure you that the FDA will agree that the results from this trial or other trials will be sufficient to support approval of any of our product candidates. For example, the objective response rates on our primary endpoints may not be sufficient, we may not demonstrate a sufficient duration of response, or there may be limitations with the total sample size of our studies and dose selection strategy. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

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

Patient enrollment and retention in clinical trials depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors, related to the COVID-19 pandemic or other epidemics or pandemics, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, including criteria related to biomarkers, our ability to obtain and maintain patient consents, including any additional consents necessary for enrollment of adolescent patients, and our ability to successfully complete prerequisite studies before enrolling certain patient populations. Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting. Similarly, results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

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
•
we may be requested or required to recall a product or change the way such product is administered to patients;
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

If safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, depends on a companion diagnostic test, then the FDA generally will require approval or clearance of that companion diagnostic before or at the same time that the FDA approves our product candidates, if at all. If we are unable to successfully develop companion diagnostic tests for our product candidates, experience significant delays in doing so, rely on third parties in the development of such companion diagnostic tests, or do not obtain or face delays in obtaining FDA approval of a companion diagnostic test, the full commercial potential of our product candidates and our ability to generate revenue will be materially impaired.

We are exploring predictive biomarkers to determine patient selection for our clinical trials. Specifically, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin, we have developed a quantitative biomarker assay that has been validated in accordance with CLIA requirements, the TmPS, which measures AXL and ROR2 expression levels on the tumor membrane. We are using both AXL and ROR2 TmPS scores in our ongoing clinical trials and they may be used for patient selection in future clinical trials. If the AXL and ROR2 TmPS scores prove to be a useful method for patient selection, we will incorporate the specific diagnostic test into our potentially registration-enabling studies and have partnered with diagnostic provider to codevelop a companion diagnostic.

If use of a companion diagnostic test is essential for the safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, then the FDA generally will require approval or clearance of that companion diagnostic before or at the same time that the FDA approves our product candidates, if at all. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic. The process of obtaining or creating such diagnostic and obtaining PMA approval is time-consuming and costly and a delay in diagnostic approval could delay drug approval. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future policies from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and adversely affect our business, financial condition, results of operations and prospects.

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

We have not completed any large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and numerous other factors including the substantial discretion of regulatory authorities. The standards that the FDA and its foreign counterparts, including the EMA, use when regulating us and our existing or future collaborators require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. We are considering these and other policy changes as they relate to our programs.

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

We intend to seek accelerated approval for mecbotamab vedotin and ozuriftamab vedotin, and we may seek accelerated approval for one or more of our other product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. We intend to seek accelerated approval for some of our product candidates on the basis of objective response rate, a surrogate endpoint that we believe is reasonably likely to predict clinical benefit. For products granted accelerated approval, sponsors are required to verify and describe the product’s clinical benefit generally in the form of confirmatory trials. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would likely do so on the basis that there is no available therapy for that disease or condition. If any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur, unless we were able to demonstrate a meaningful advantage over the approved product. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. The recent enactment of FDORA included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. In addition, the Oncology Center of Excellence has announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance.

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

Furthermore, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the law also penalizes drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we possess and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. We comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine and penalize violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Ongoing developments in the United Kingdom have created additional uncertainty regarding personal data transfers from the European Economic Area (EEA) to the United Kingdom following the termination of the personal data transfer grace period set out in the EU and United Kingdom Trade and Cooperation Agreement, which ended on June 30, 2021. It is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. Moreover, in July 2020 the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, as modified by the CPRA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare, privacy and securities laws and regulations worldwide will involve substantial costs. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to regulatory investigations and enforcement actions, as well as civil private plaintiff litigation, which could mean significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from participation in government-funded healthcare programs such as Medicare and Medicaid or similar programs in other countries or jurisdictions, disgorgement, imprisonment, reputational harm and diminished profits. Responding to regulatory inquiries and defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Certain laws and regulations may require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed or become more expensive.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, including Jay M. Short, Ph.D., our Chairman and Chief Executive Officer, as well as our clinical development leaders, senior scientists, and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the initiation and completion of our planned clinical trials or the commercialization of product candidates or any future product candidates.

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

As of December 31, 2022, we had 66 employees, and 19 dedicated independent contractors based in China and engaged through our agreement with BioDuro-Sundia, a provider of preclinical development services. In order to successfully implement our development and commercialization plans and strategies, and operate as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including, among others:

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

Our current enterprise resource planning (“ERP”) system requires an upgrade or conversion to a new ERP system to support the Company’s anticipated growth.

In support of our anticipated growth and commercialization of our product candidates, we intend to select and implement a new ERP system. Our ERP system requires significant upgrades or conversion to a new ERP system. Implementing new or upgraded systems carries substantial risk, including failure to operate as designed, failure to properly integrate with our systems, potential loss of data or information, cost overruns, implementation delays, and disruption of operations. Third-party vendors are also relied upon to design, program, maintain, and service the ERP system. Any failures of these vendors to properly deliver their services could have a material adverse effect on our business. In addition, any disruptions or malfunctions affecting our ERP system implementation plan could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate, or inaccessible. We may experience difficulties in our business operations, or difficulties in operating our business under these systems, either of which could disrupt our operations, including our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operations results, or otherwise operate our business, and could lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the implementation or upgrade of new systems or otherwise, we may not be able to fix our systems in an efficient and timely manner. We may not realize the benefits we anticipate should all or part of the ERP system upgrade implementation process prove to be ineffective. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.

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

We face risks related to health epidemics or outbreaks of communicable diseases. The outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Some restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries; however, in response to local surges and new waves of infection, including those caused by the spread of the Delta, Omicron and other variants, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them, among others;
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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years after its earliest U.S. non-provisional effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies or product candidates are obtained, once the patent life has expired, we may be open to competition. Our issued patents will expire on dates ranging from 2030 to 2039, subject to any additional patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2030 to 2043 plus any potential patent extensions that may be available for such patents. Due to the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

As of December 31, 2022, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 30.9% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, Carolyn Anderson Short, our former Chief of Intellectual Property and Strategy and Assistant Secretary, beneficially own approximately 6.3%, of our outstanding common stock, as of December 31, 2022.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, compared to our prior private company status, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and required us to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

In addition, as a public company, we are required to incur costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be a smaller reporting company with less than $100 million in annual revenue, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We engaged outside consultants to assist in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have, and will need to continue, to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Since becoming a public company, we increased, and may in the future further increase, the number of employees dedicated to finance and reporting, and the services of outside consultants to meet requirements, which has increased our operating expenses. Beginning January 1, 2023, we will be a smaller reporting company and therefore, will no longer be required to include an attestation report on internal control over financial reporting by our independent registered public accounting firm for as long as we remain a smaller reporting company.

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

Holders of Record

As of March 16, 2023, there were 26 stockholders of record of our common stock and 0 stockholders of record of our Class B common stock. These numbers were derived from our stockholder records and do not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

As of December 31, 2022, we have used approximately $115.5 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

ITEM 6. [Reserved]

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $106.5 million and $95.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $292.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

As of December 31, 2022, our cash and cash equivalents totaled approximately $215.5 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We recognized $0 and $0.3 million in revenues from our legacy service contracts for the years ended December 31, 2022 and 2021, respectively.

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

Interest expense

Interest expense consists primarily of interest incurred on our previously outstanding debt. We no longer have interest expense after the forgiveness of our PPP loan in July 2021.

Extinguishment of debt

In July 2021, our PPP loan was fully forgiven and we recorded a gain on extinguishment equal to the principal and interest outstanding at the time of forgiveness.

Other income (expense)

Other income (expense) primarily includes miscellaneous items of income and expense that were not significant for the periods presented.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021	Change
	(in thousands)
Collaboration and other revenue	$—	$250	$(250)
Operating expenses:
Research and development	79,347	58,274	21,073
General and administrative	28,793	38,416	(9,623)
Total operating expenses	108,140	96,690	11,450
Loss from operations	(108,140)	(96,440)	(11,700)
Other income (expense):
Interest income	1,648	350	1,298
Interest expense	—	(3)	3
Gain (loss) on extinguishment of long-term debt	—	690	(690)
Other income (expense)	10	1	9
Total other income (expense)	1,658	1,038	620
Consolidated net loss and comprehensive loss	$(106,482)	$(95,402)	$(11,080)

Collaboration and other revenue

We did not recognize any revenue for the year ended December 31, 2022. Collaboration and other revenue for the year ended December 31, 2021 consisted of $0.3 million recognized under our legacy service contracts. As part of the November 2021 amendment to the agreement with BeiGene, we reclassified the remaining $19.8 million of deferred revenue as a long-term liability which we expect to settle as licensing payments are made to BeiGene in accordance with the resulting amendment. In the event the license is terminated, the liability will be extinguished with no further payment to BeiGene.

Research and development expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Years Ended December 31,
	2022	2021	Change
	(in thousands)
External expenses:
BA3011 (AXL-ADC)	$17,444	$17,883	$(439)
BA3021 (ROR2-ADC)	9,391	10,921	(1,530)
BA3071 (CTLA-4)	9,671	591	9,080
Other CAB Programs	23,482	14,363	9,119
Total external expenses	59,988	43,758	16,230
Personnel and related	10,758	6,999	3,759
Equity-based compensation	5,419	4,688	731
Facilities and other	3,182	2,829	353
Total research and development expenses	$79,347	$58,274	$21,073

Research and development expenses were $79.3 million and $58.3 million for the years ended December 31, 2022 and 2021, respectively. The increase of $21.0 million was primarily driven by a $17.2 million increase in clinical development for our clinical-stage programs, a $3.8 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, a $0.7 million increase in stock-based compensation due to awards issued in connection with our 2020 Equity Incentive Plan, and a $0.4 million increase in facility and other allocated costs, offset by a $1.1 million decrease in pre-clinical and manufacturing costs for various programs.

General and administrative expense

General and administrative expenses were $28.8 million and $38.4 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $9.6 million was primarily driven by an $11.3 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, including new awards granted under the plan and the modification of awards issued to one of our co-founders in 2021, offset by an increase of $1.4 million in accounting and legal services, including a $1.0 million legal settlement, and a $0.3 million increase in travel related expenses.

Interest income

Interest income was $1.6 million and $350,000 for the years ended December 31, 2022 and 2021, respectively. The increase of $1.3 million was due to higher yields earned as compared to the same period in 2021.

Extinguishment of Debt

Extinguishment of debt was $0 and $0.7 million for the twelve months ended December 31, 2022 and 2021, respectively. The $0.7 million gain on extinguishment during the twelve months ended December 31, 2021 was related to the forgiveness of our PPP loan in July 2021.

Liquidity and capital resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. In November 2022, we received net proceeds of $61.7 million in an underwritten public offering of our common stock. As of December 31, 2022, we had cash and cash equivalents of $215.5 million.

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

Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

In addition, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that, in the event we require additional financing, such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including the COVID-19 pandemic, supply chain disruptions, and geopolitical disruptions, including the ongoing conflict between Russia and Ukraine, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

Cash flows

The following summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(90,420)	$(62,214)
Investing activities	(265)	(924)
Financing activities	61,213	69,512
Net increase (decrease) in cash and cash equivalents	$(29,472)	$6,374

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $90.4 million, which consisted of a consolidated net loss of $106.5 million, a net increase of $0.3 million in our net operating assets and liabilities and $15.8 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $2.6 million, partially offset by an increase in accounts payable and accrued expenses of $3.4 million and a net decrease in operating lease right-of-use assets and liabilities of $0.5 million. The non-cash transactions primarily consisted of $14.6 million of stock-based compensation and non-cash charges of $1.2 million related to depreciation and amortization.

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

Cash used in investing activities

Cash used in investing activities was $0.3 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively, primarily related to the purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $61.2 million for the year ended December 31, 2022, which consisted primarily of the $61.7 million net proceeds from the issuance of common stock through an underwritten offering in November 2022 and $0.3 million proceeds from the issuance of common stock under our Employee Stock Purchase Plan, partially offset by payment of taxes related to the net settlement of equity awards of $0.8 million.

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

ITEM 8. Financial Statements and Supplementary Data

BioAtla, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioAtla, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAtla, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrual of Clinical Trial Expenses

Description of the Matter

During 2022, the Company incurred $79.3 million for research and development expenses and as of December 31, 2022 accrued $5.5 million for clinical trial costs. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon actual work completed in accordance with signed agreements.

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

How We Addressed the Matter in Our Audit

To test the completeness of the Company’s accrued clinical trial expenses, we obtained from third-parties confirmation of the number of patients enrolled and costs billed but unpaid as of year-end for significant clinical trials. We obtained an understanding of the status of significant clinical trial activities from accounting personnel and the clinical project managers. To assess the appropriate measurement of accrued clinical trial expenses, we inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We also tested a sample of subsequent payments by agreeing the amount of the payment to the invoice and to the amount accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Diego, California

March 23, 2023

BioAtla, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$215,507	$244,979
Prepaid expenses and other current assets	4,924	2,313
Total current assets	220,431	247,292
Property and equipment, net	2,728	3,676
Operating lease right-of-use-asset, net	2,423	3,300
Other assets	154	154
Total assets	$225,736	$254,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,610	$18,424
Operating lease liabilities	1,521	1,389
Total current liabilities	23,131	19,813
Operating lease liabilities, less current portion	2,460	3,982
Liability to licensor	19,806	19,806
Total liabilities	45,397	43,601
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and December 31, 2021; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at December 31, 2022 and December 31, 2021; 46,336,166 and 35,799,233 shares issued and outstanding at December 31, 2022 and December 31, 2021	5	4
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at December 31, 2022 and December 31, 2021; 1,211,959 and 1,492,059 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	473,135	397,136
Accumulated deficit	(292,801)	(186,319)
Total stockholders' equity	180,339	210,821
Total liabilities and stockholders’ equity	$225,736	$254,422

See accompanying notes.

BioAtla, Inc.

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

	Years ended December 31,
	2022	2021
Collaboration and other revenue	$—	$250
Operating expenses:
Research and development expense	79,347	58,274
General and administrative expense	28,793	38,416
Total operating expenses	108,140	96,690
Loss from operations	(108,140)	(96,440)
Other income (expense):
Interest income	1,648	350
Interest expense	—	(3)
Gain on extinguishment of long-term debt	—	690
Other income (expense)	10	1
Total other income (expense)	1,658	1,038
Consolidated net loss and comprehensive loss	$(106,482)	$(95,402)
Net loss per common share, basic and diluted	$(2.74)	$(2.76)
Weighted-average shares of common stock outstanding, basic and diluted	38,927,268	34,561,245

See accompanying notes.

BioAtla, Inc.

Consolidated statements of stockholders’ equity

(in thousands, except share amounts)

	Common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	32,171,560	$3	1,492,059	$—	$300,888	$(90,917)	$209,974
Issuance of common stock, net of $4,007 of issuance costs	2,678,600	1	—	—	70,993	—	70,994
Issuance of common stock under equity incentive plans	930,144	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	7,747	—	—	—	140	—	140
Issuance of common stock for Employee Stock Purchase Plan	11,182	—	—	—	289	—	289
Taxes related to net share settlement of equity awards	—	—	—	—	(291)	—	(291)
Stock-based compensation expense	—	—	—	—	25,117	—	25,117
Net loss	—	—	—	—	—	(95,402)	(95,402)
Balance at December 31, 2021	35,799,233	$4	1,492,059	$—	$397,136	$(186,319)	$210,821
Issuance of common stock, net of $3,318 of issuance costs	9,745,128	1	—	—	61,681	—	61,682
Issuance of common stock under equity incentive plans	364,141	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	147,564	—	—	—	289	—	289
Taxes related to net share settlement of equity awards	—	—	—	—	(534)	—	(534)
Conversion of Class B Common Stock	280,100	—	(280,100)	—	—	—	—
Stock-based compensation expense	—	—	—	—	14,563	—	14,563
Net loss	—	—	—	—	—	(106,482)	(106,482)
Balance at December 31, 2022	46,336,166	$5	1,211,959	$—	$473,135	$(292,801)	$180,339

See accompanying notes.

BioAtla, Inc.

Consolidated statements of cash flows

(in thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(106,482)	$(95,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,199	1,330
Loss on disposal of property and equipment	13	4
Gain on extinguishment of debt	—	(690)
Stock-based compensation	14,563	25,117
Accrued interest	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,611)	(237)
Accounts payable and accrued expenses	3,411	7,992
Right-of-use assets and lease liabilities, net	(513)	(331)
Net cash used in operating activities	(90,420)	(62,214)
Cash flows from investing activities
Purchases of property and equipment	(268)	(924)
Proceeds from sale of property and equipment	3	—
Net cash used in investing activities	(265)	(924)
Cash flows from financing activities
Payment of initial public offering costs	—	(1,911)
Proceeds from issuance of common stock, net of issuance costs	61,682	70,994
Proceeds from exercise of stock options	—	140
Proceeds from issuance of common stock under Employee Stock Purchase Plan	289	289
Payments for taxes related to net settlement of equity awards	(758)	—
Net cash provided by financing activities	61,213	69,512
Net increase (decrease) in cash and cash equivalents	(29,472)	6,374
Cash and cash equivalents, beginning of period	244,979	238,605
Cash and cash equivalents, end of period	$215,507	$244,979
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$1	$1
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$67	$291

See accompanying notes.

BioAtla, Inc.

Notes to consolidated financial statements

1. Organization and summary of significant accounting policies

Organization

BioAtla, LLC was formed in Delaware in March 2007 and was converted to a Delaware corporation in July 2020 and renamed BioAtla, Inc. (the “Company”). The Company has a proprietary platform for creating biologics, including its conditionally active biologics (“CAB” or “CABs”). CABs have been designed to be active only under certain conditions found in diseased tissue, while remaining inactive in normal tissue. The Company is currently in clinical development of its two lead CAB antibody drug conjugates (“CAB ADC”) targeting AXL and ROR2 receptors, and its CAB immune-oncology antibody targeting CTLA-4.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). BioAtla, Inc. is a single legal entity with no consolidated variable interest entities ("VIEs") or subsidiaries (see Note 9).

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of December 31, 2022, the Company had an accumulated deficit of $292.8 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Management is required to perform a two-step analysis of the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management’s assessment included the preparation of cash flow forecasts resulting in management’s conclusion that there is not substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the consolidated financial statements for the year ended December 31, 2022 are issued.

Variable Interest Entities

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”). VIEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently, (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity and (iii) the legal entity is structured with substantive voting rights. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The Company has a controlling financial interest in a VIE when the Company has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether or not it has a controlling financial interest (see Note 9).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses for the years ended December 31, 2022 and 2021.

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

The Company has a single lease agreement with lease and non-lease components, which are accounted for as a single lease component. Lease payments for short-term leases, defined as leases with a term of twelve months or less, are expensed on a straight-line basis over the lease term. The Company does not currently have any short-term leases.

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

As of December 31, 2022, the Company has accrued $5.5 million related to clinical trial costs. The Company has entered into contracts related to its clinical trials with clinical research organizations. The Company reviews and accrues clinical trial costs based on work performed, which relies on estimates of total trial management costs, sites activated, patients enrolled, and number of patient visits. The Company follows this method since reasonably dependable estimates of the costs applicable to clinical trials can be made. Accrued clinical trial costs are subject to revisions as the trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a change to the Company's results of operations.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	December 31,
	2022	2021
Common stock warrants	—	151,088
Common stock options	2,736,918	1,086,902
Restricted stock units	510,039	975,046
ESPP Shares	13,370	—
Total	3,260,327	2,213,036

Recent Accounting Pronouncements

There were no recently issued or effective FASB Accounting Standards Updates (ASUs) that had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

2. Balance sheet details

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid research and development	$4,385	$1,811
Other prepaid expenses and current assets	539	502
Total	$4,924	$2,313

Property and equipment consist of the following (in thousands):

		December 31,
	Useful life (years)	2022	2021
Furniture, fixtures and office equipment	3 - 7	$2,140	$2,123
Laboratory equipment	5	2,265	2,123
Leasehold improvements	2 - 3	3,687	3,687
		8,092	7,933
Less accumulated depreciation and amortization		(5,364)	(4,257)
Total		$2,728	$3,676

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accounts payable	$4,231	$1,179
Accrued compensation	3,451	2,671
Accrued research and development	12,649	13,501
Other accrued expenses	1,279	1,073
Total	$21,610	$18,424

3. Fair value measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of December 31, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

4. Debt

The Company did not have any outstanding debt as of December 31, 2022 or December 31, 2021. In April 2020, the Company borrowed $0.7 million under the Paycheck Protection Program (“PPP”) under the CARES Act. The loan was subsequently forgiven in July 2021. The $0.7 million balance of the forgiven loan was recognized as other income on the Company's Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2021.

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

The components of lease expense included in the Company’s consolidated statements of operations include (in thousands):

	Years ended December 31,
	2022	2021
Operating lease expense	$1,043	$1,043
Variable lease expense	460	512
Total lease expense, net	$1,503	$1,555

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the year ended December 31, 2022.

The weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2022 were as follows:

	Years ended December 31,
	2022	2021
Weighted average remaining lease term (in years)	2.5	3.5
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating leases	$1,555	$1,374

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Years ending December 31:	Operating lease
2023	$1,636
2024	1,685
2025	845
Thereafter	—
Total future lease payments	4,166
Less imputed interest	(184)
Total operating lease liabilities	$3,982

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

September 2021 Private Placement of Common Stock

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

November 2022 Underwritten Offering

On November 8, 2022, the Company completed a follow-on offering under its shelf registration statement on Form S-3 (File No. 333-262528) and a related prospectus supplement pursuant to which the Company issued an aggregate of 9,745,128 shares of its common stock to at a public offering price of $6.67 per share. The Company received aggregate net proceeds of $61.7 million from the offering after deducting underwriting discounts and commissions and other offering expenses.

Common stock warrants

The Company issued the warrants described below in 2016 in connection with certain advisory services. The warrants became exercisable upon our IPO for a period of 365 and 450 days.

Upon adoption of ASU No. 2018-07 on October 1, 2020, the measurement date of the warrants became fixed in accordance with the guidance, and such fair value was nominal since the warrants were deeply out-of-the-money. In December 2021, a total of 566,586 warrants with an exercise period of 365 days after our IPO expired unexercised. The remaining 151,088 warrants with an exercise period of 450 days after the Company's IPO expired unexercised in March 2022. Accordingly, there are no remaining common stock warrants outstanding and exercisable at December 31, 2022.

2020 Equity Incentive Plan

On October 29, 2020, the Company’s board of directors approved the adoption of the BioAtla, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and approved certain amendments to the 2020 Plan in December 2020. The Company’s stockholders approved the 2020 Plan, as amended, in December 2020. Under the 2020 Plan, the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of December 31, 2022 and 2021, the total number of common shares authorized for issuance under the 2020 Plan was 7,658,509 and 6,226,540, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense recognized for all equity awards under the 2020 Plan has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2022	2021
Research and development	$5,419	$4,688
General and administrative	9,144	20,429
Total	$14,563	$25,117

Restricted stock units

The following table summarizes RSU activity under the 2020 Plan for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted - average grant date fair value
Outstanding at December 31, 2020	1,920,037	$—
Granted	—	$18
Vested	(944,991)	$—
Outstanding at December 31, 2021	975,046	$18.00
Granted	—	$—
Vested	(446,260)	$18.00
Forfeited	(18,747)
Outstanding at December 31, 2022	510,039	$18.00

As of December 31, 2022, total unrecognized stock-based compensation expense for RSUs was $9.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.3 years.

Stock options

The following table summarizes stock option activity under the 2020 Plan for the year ended December 31, 2022 and 2021 (in thousands, except share and per option data and years):

	Number of options	Weighted - average exercise price per option	Weighted - average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2020	615,106	$18.00	9.95	$9,848
Granted	479,543	$37.86
Exercised	(7,747)	$18.00
Balance at December 31, 2021	1,086,902	$26.76	9.22	$991,495
Granted	1,718,200	$6.35
Exercised	—	$—	—	$—
Forfeited	(50,387)	$21.64
Expired	(17,797)	$40.00
Balance at December 31, 2022	2,736,918	$13.82	8.82	$3,636,148
Vested and expected to vest at December 31, 2022	2,736,918	$13.82	8.82	$3,636,148
Exercisable at December 31, 2022	496,074	$25.95	8.10	$—

As of December 31, 2022, total unrecognized stock-based compensation cost for unvested common stock options was $14.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years. The weighted- average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $4.06 per share and $24.61 per share, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021 was $6.9 million and $1.9 million, respectively. Upon option exercise, the Company issues new shares of its common stock.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Years ended December 31,
	2022	2021
Expected volatility	74.9%	74.7%
Risk-free interest rate	2.14%	1.06%
Expected dividend yield	0.0%	0.0%
Expected term	6.04 years	5.98 years

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

Employee Stock Purchase Plan

In December 2020, the Company’s board of directors and stockholders approved the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of December 31, 2022 and 2021, a total of 1,229,148 and 833,993 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The ESPP plan was amended in September 2021 to change the offering periods to end on May 15th and November 15th of each year beginning January 1, 2022. In February 2021, employees began to enroll in the ESPP, and the Company’s first offering period commenced. During the years ended December 31, 2022 and 2021, the Company issued 147,564 and 11,182 shares of common stock under the ESPP, respectively. As of December 31, 2022, 1,070,402 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the twelve months ended December 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively.

Common stock reserved for future issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	December 31,
	2022	2021
Warrants for the purchase of common stock	—	151,088
Common stock options and restricted stock units issued and outstanding	3,246,957	2,061,948
Awards available for future issuance under the 2020 Plan	3,012,554	3,211,854
Awards available for future issuance under the ESPP	1,070,402	822,811
Total common stock reserved for future issuance	7,329,913	6,247,701

8. Collaboration, license and option agreements

Global Co-Development and Collaboration Agreement with BeiGene

In April 2019, the Company entered into a Global Co-Development and Collaboration agreement (the “BeiGene Collaboration”) with BeiGene, Ltd. and BeiGene Switzerland GmbH (collectively “BeiGene”), for the development, manufacturing and commercialization of the Company’s investigational CAB CTLA-4 antibody (BA3071). The BeiGene Collaboration was amended several times between 2019 and 2021 and the Company received a total of $25.0 million in non-refundable payments from BeiGene during that time.

In November 2021, the BeiGene Collaboration was terminated, subject to survival of certain provisions, and BeiGene handed back rights to know-how and materials received under the amended BeiGene Collaboration. As a result, the Company is responsible for the global development and commercialization of BA3071. As consideration for this amendment, the Company agreed to pay BeiGene mid-single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of BA3071. The Company reclassified its then remaining $19.8 million of deferred revenue as a long-term liability which is expected to settle as licensing payments are made to BeiGene in accordance with the resulting amendment. In the event the license is terminated, the liability will be extinguished with no further payment to BeiGene.

The Company did not recognize any revenue related to the collaboration agreement with BeiGene for the years ended December 31, 2022 and 2021. The Company had a $19.8 million Liability to Licensor as of December 31, 2022 and 2021.

Collaboration and Supply Agreement with Bristol-Myers Squib

On January 5, 2022, BioAtla and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s Conditionally Active Biologic Antibody Drug Conjugates, BA3011 and BA3021, each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company will serve as the study sponsor of the scheduled studies and will be responsible for costs associated with the trial execution. BMS will provide Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for our BA3011 and BA3021 combination study trials. There was no impact to the Company's financial results for the years ended December 31, 2022 or 2021 as a result of this agreement.

Exclusive License Agreement with Exuma Biotech Corp

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

In November 2019, the Company entered into an Amended and Restated Exclusive License Agreement with EXUMA (the “Amended and Restated EXUMA License”). The Amended and Restated EXUMA License limits CAB ACT products to four specified targets. EXUMA is a VIE, and the Company has a variable interest in EXUMA due to its right to receive royalties during the royalty term under the Amended and Restated EXUMA License. The Company has no equity ownership in EXUMA, no representation on the EXUMA board of directors, and the Amended and Restated EXUMA License does not provide the Company with the ability to make decisions regarding the execution of business strategy that most significantly impact the economic performance of EXUMA. The Company has not funded and has no commitment to fund EXUMA’s losses, and has no exposure to loss as a result of its Amended and Restated EXUMA License. As of December 31, 2022 and 2021, the Company has determined it is not the primary beneficiary of EXUMA and, as such, the Company does not consolidate EXUMA. The Company’s financial statements do not include any assets or liabilities related to the Amended and Restated EXUMA License at December 31, 2022 and 2021.

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

9. Related party transactions

Dr. Jay Short and Carolyn Anderson Short

On March 23, 2021, the Company entered into a transition agreement with Ms. Anderson Short, our Co-founder and Executive Vice President and Chief of Intellectual Property and Strategy at that time. Pursuant to this transition agreement, Ms. Anderson Short continued in her role with the same base salary and employee benefits until her employment with the Company was terminated on May 31, 2021. Upon her separation from the Company and subject to her execution of a release of claims, Ms. Anderson Short received the following severance benefits as set forth in the transition agreement, which satisfied existing severance obligations owing to her under a legacy pre-IPO severance agreement she had entered into with the Company on July 1, 2018: (i) a lump sum payment equal to 18 months of Ms. Anderson Short’s then-current base salary, (ii) a payment at her targeted bonus rate for 2021, pro-rated to the date of her termination of employment, and (iii) full accelerated vesting of her equity awards including 7,747 stock options and 138,461 restricted stock units. The modification of these equity awards resulted in an incremental fair value of $7.0 million which was recognized on a straight-line basis over the transition service period which ended on the separation date. For the year ended December 31, 2021, the Company recognized $1.0 million related to the lump sum salary payment and target bonus. The Company also recognized non-cash stock-based compensation charges of $9.4 million related to the modified equity awards for the year ended December 31, 2021. No unrecognized stock-based compensation related to the transition agreement was recognized for the year ended December 31, 2022.

Inversagen, LLC

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

Inversagen has only nominal assets and liabilities and is a VIE as the entity lacks sufficient equity to finance its activities without additional subordinated financial support. The Company does not consolidate Inversagen as it is not the primary beneficiary; Inversagen License and the Amended Inversagen License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in Inversagen, and no exposure to its losses. The Company has not provided any services to Inversagen, has not provided any support to Inversagen and has no obligation to do so, and Inversagen’s creditors have no recourse to the general credit of the Company. The Company does not have any assets or liabilities associated with its variable interest in Inversagen at December 31, 2022 and 2021.

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

BioAtla Holdings is a variable interest entity as it does not have sufficient equity to finance its activities without additional subordinated financial support. The royalty payments and option to acquire assets represent variable interests held by the Company in BioAtla Holdings. The Company is not the primary beneficiary of BioAtla Holdings, however, as the BioAtla Holdings License and Amended BioAtla Holdings License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in BioAtla Holdings, and no exposure to its losses. BioAtla Holdings is currently inactive, and the Company has not provided any support to BioAtla Holdings and has no obligation to do so, and BioAtla Holdings’ creditors have no recourse to the general credit of the Company. The Company does not have any assets or liabilities associated with its variable interests in BioAtla Holdings at December 31, 2022 and 2021.

BioAtla Holdings is a related party of the Company. Dr. Jay Short and his spouse, Carolyn Anderson Short, serve as managers of BioAtla Holdings.

Himalaya Therapeutics SEZC

Exclusive Rights Agreement

On January 1, 2020, the Company entered into an Amended and Restated Exclusive Rights Agreement (the “Amended Rights Agreement”) with Himalaya Therapeutics SEZC. Under the terms of the Amended Rights Agreement, Himalaya Therapeutics SEZC acquired the rights to 10 CAB-antibodies for the territory of China, Macao, Hong Kong and Taiwan, global rights to a CAB-HER2-bispecific-antibody and global co-development rights with the Company to an IL-22 non-CAB-antibody. Payments to the Company may include upfront payments, milestone payments and double digit royalties, which represent a variable interest held by the Company, but no payments have been made to the Company to date.

Himalaya Therapeutics SEZC is a variable interest entity as it does not have sufficient equity to finance its activities without additional subordinated financial support. The Company is not obligated to provide financial support to Himalaya Therapeutics SEZC. The Company is not the primary beneficiary of Himalaya Therapeutics SEZC, however, as the Amended Rights Agreement does not provide BioAtla, Inc. with the power to direct activities of a VIE that most significantly impact the VIE’s economic performance, such as decision-making power over the direction of its development efforts or the search for or terms of any future financing arrangements. The Company does not have any assets or liabilities recorded at December 31, 2022 associated with its variable interest in Himalaya Therapeutics SEZC, and has no exposure to Himalaya Therapeutics SEZC losses.

Himalaya Therapeutics SEZC is a related party as Dr. Jay Short and his spouse, Carolyn Anderson Short, serve as directors, and Carolyn Anderson Short also serves as an officer of such entity.

Clinical Trial Services Agreement

In April 2022, the Company entered into a Clinical Trial Agreement with Himalaya Therapeutics SEZC. Under the agreement, Himalaya Therapeutics SEZC agreed to provide services related to the initiation of clinical trials for BA3011 in the People’s Republic of China. For the first year following effectiveness of the agreement, the Company has agreed to pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel. Payments are due and payable by BioAtla to Himalaya Therapeutics SEZC on a quarterly calendar basis and are non-refundable. For the twelve months ended December 31, 2022, the Company recognized $0.4 million in research and development expense related to the Clinical Trial Agreement. The Company did not have any amounts due from or due to Himalaya Therapeutics SEZC as of December 31, 2022.

Himalaya Parent LLC

Dr. Jay Short and his spouse, Carolyn Anderson Short, serve as managers of Himalaya Parent LLC. The Company does not have a variable interest in Himalaya Parent LLC.

Private Placement of Common Stock

As part of the 2021 Private Placement, the Company issued 625,000 shares of common stock for total net proceeds of $17.5 million to certain stockholders considered to be related parties.

November 2022 Underwritten Offering

As part of the 2022 underwritten offering, the Company issued 2,998,500 shares of common stock for total net proceeds of $19.1 million to certain stockholders considered to be related parties.

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

11. Income taxes

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the Company’s income tax expense is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Tax computed at the federal statutory rate	$(22,361)	$(20,034)
State income taxes, net of federal tax benefit	(6)	—
Deferred impact of conversion to C Corporation	—	(2,131)
Nondeductible executive compensation	685	4,145
Stock-based compensation	1,132	(1,021)
Research and development and orphan drug credits	(3,692)	(3,091)
Uncertain tax positions	910	757
Other, net	(23)	793
Valuation allowance	23,355	20,582
Income tax expense	$—	$—

The Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$17,430	$21,935
Liability to licensor	4,159	4,159
Goodwill	3,193	3,449
Lease liability	836	1,128
Accrued compensation	659	485
Research credit carryforwards	5,760	2,945
Section 174 cost capitalization	14,523	—
Section 59(e) cost capitalization	9,450	—
Stock-based compensation	1,628	697
Other	3	2
Gross deferred tax assets	57,641	34,800
Less: valuation allowance	(56,706)	(33,351)
Total deferred tax assets	935	1,449
Deferred tax liabilities:
Fixed assets	(426)	(756)
Operating lease right-of-use asset	(509)	(693)
Total deferred tax liabilities	(935)	(1,449)
Net deferred tax assets	$—	$—

A valuation allowance of approximately $56.7 million as of December 31, 2022 has been established to offset the deferred tax assets as the Company has determined that it is not more likely than not that these assets will be realized. The valuation allowance increased by approximately $23.4 million during 2022.

At December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $83.0 million and $0.2 million, respectively. The federal and state net operating losses can be carried forward indefinitely, subject to an 80% limitation against taxable income.

At December 31, 2022, the Company had federal and California research and development credit carryforwards of approximately $3.7 million and $2.0 million, respectively. The federal credit carryforwards will begin to expire in 2040, unless previously utilized. The California credits will carry forward indefinitely.

At December 31, 2022, the Company also had federal orphan drug credit carryforwards of approximately $2.3 million. The orphan drug credit carryforwards will begin to expire in 2041, unless previously utilized.

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

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Unrecognized tax benefits - beginning	$1,011	$210
Gross increases - tax positions in prior period	11	0
Gross increase – current-period tax positions	946	801
Unrecognized tax benefits - ending	$1,968	$1,011

As of December 31, 2022, the Company had gross unrecognized tax benefits of approximately $2.0 million, none of which would affect the Company’s effective tax rate due to the existence of the valuation allowance. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheet and has not recognized interest or penalties in the consolidated statements of net and comprehensive income for the year ended December 31, 2022. The Company does not anticipate a significant change to its liability for unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is subject to examination by tax authorities in those jurisdictions since 2019 and 2018, respectively, and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforward amount. The Company is not currently under examination by any jurisdiction.

12. Subsequent events

The Company has completed an evaluation of all subsequent events through March 23, 2023 for the financial statements as of and for the year ended December 31, 2022 to ensure these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. Except as described below or elsewhere in these consolidated financial statements, the Company has concluded that no subsequent event has occurred that requires disclosure.

In January 2023, BioAtla, Inc. (the “Company”) entered into an open market sale agreement under which the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s common stock, par value $0.0001 per share, with aggregate gross sales proceeds of up to $100,000,000 through an “at the market” equity offering program under which Jefferies LLC will act as sales agent. No shares have been sold under the agreement to date.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Management’s Report on Internal Control over Financial Reporting above.

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

ITEM 16. Form 10-K Summary

None.

Exhibit Index

The following exhibits, if not filed or furnished herewith, are incorporated herein by reference to this Annual Report on form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of BioAtla, Inc.	8-K	001-39787	3.1	12-18-2020
3.2	Amended and Restated Bylaws of BioAtla, Inc.	8-K	001-39787	3.2	12-18-2020
4.1	Specimen Common Stock Certificate evidencing the shares of common stock	S-1/A	333-250093	4.1	12-08-2020
4.2	Investors’ Rights Agreement, dated July 13, 2020	S-1/A	333-250093	4.2	12-08-2020
4.3	Description of Securities					X
10.1+	2020 Equity Incentive Plan	S-1/A	333-250093	10.1	12-08-2020
10.2+	Amendment No. 1 to 2020 Equity Incentive Plan	S-8	333-251520	99.2	12-18-2020
10.3+	Form of Restricted Stock Agreement	S-1/A	333-250093	10.2	12-08-2020
10.4+	2020 Employee Stock Purchase Plan	S-1/A	333-250093	10.3	12-08-2020
10.5*	Exclusive Rights Agreement with Himalaya SEZC, dated January 1, 2020	S-1	333-250093	10.4	11-13-2020
10.6*	Exclusive License Agreement with Inversagen LLC, dated March 15, 2019, as amended by First Amendment to Exclusive License Agreement, dated July 7, 2020	S-1	333-250093	10.5	11-13-2020
10.7*	Exclusive License Agreement with BioAtla Holdings LLC, dated January 1, 2020, as amended by First Amendment to Exclusive License agreement, dated July 7, 2020	S-1	333-250093	10.6	11-13-2020
10.8*	Amended and Restated Exclusive License Agreement with EXUMA Biotech Corp. (formerly F1 Oncology, Inc.), dated November 22, 2019	S-1	333-250093	10.7	11-13-2020
10.9*	Global Co-Development and Collaboration Agreement with BeiGene, Ltd. and BeiGene Switzerland GmbH, dated April 8, 2019, as amended by First Amendment, dated December 24, 2019 and as amended by Second Amendment, October 5, 2020	S-1	333-250093	10.8	11-13-2020
10.10*	Cell Line License Agreement with Life Technologies Corporation, dated June 28, 2018	S-1	333-250093	10.9	11-13-2020
10.11	Royalty Sharing Agreement with BioAtla Holdings, LLC, dated January 1, 2020	S-1	333-250093	10.10	11-13-2020
10.12+	Employment Letter Agreement between BioAtla, LLC and Jay Short, as amended by the Letter Amendment dated October 1, 2011	S-1/A	333-250093	10.11	12-08-2020
10.13+	Severance Agreement between BioAtla, LLC and Jay Short, dated July 1, 2018	S-1/A	333-250093	10.13	12-08-2020
10.14+	Offer Letter between BioAtla, LLC and Scott Smith, dated August 2, 2018	S-1/A	333-250093	10.14	12-08-2020
10.15+	Letter Agreement between BioAtla, LLC and Scott Smith, dated August 3, 2018	S-1/A	333-250093	10.15	12-08-2020
10.16+	Severance Agreement between BioAtla, LLC and Scott Smith, dated August 20, 2018	S-1/A	333-250093	10.16	12-08-2020
10.17+	Offer Letter between BioAtla, LLC and Richard Waldron, dated October 23, 2013	10-K	001-39787	10.19	02-28-2022

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
10.18+	Severance Agreement between BioAtla, LLC and Richard Waldron, dated July 1, 2018	10-K	001-39787	10.20	02-28-2022
10.19+	Offer Letter between BioAtla, LLC and Eric Sievers, dated June 17, 2019	10-K	001-39787	10.21	02-28-2022
10.20+	Offer Letter between BioAtla, LLC and Christian Vasquez, dated October 22, 2015	10-K	001-39787	10.22	02-28-2022
10.21+	Form of Indemnification Agreement between the Registrant and each of its executive officers	S-1/A	333-250093	10.18	12-08-2020
10.22	Lease Agreement with HCP Torreyana, LLC, dated June 2, 2017, as amended by First Amendment to Lease, dated January 16, 2019	S-1/A	333-250093	10.19	12-08-2020
10.23*	Master Clinical Trial Collaboration Agreement, dated January 5, 2022, by and between BioAtla, Inc. and Bristol-Myers Squibb	10-Q	001-39787	10.2	11-04-2022
10.24*	First Amendment to Master Clinical Trial Agreement between BioAtla, Inc. and Bristol-Myers Squibb					X
10.25*	China Clinical Trial Services Agreement, dated April 8, 2022, by and between BioAtla, Inc. and Himalaya Therapeutics Limited Company	10-Q	001-39787	10.1	08-09-2022
10.26	Amendment No. 2 to 2020 Equity Incentive Plan	10-K	001-39787	10.26	02-28-2022
10.27	Amendment No. 1 to Employee Share Purchase Plan	10-K	001-39787	10.27	02-28-2022
10.28*	Amendment No. 3 to Global Co-Development and Collaboration Agreement between BioAtla, Inc. and BeiGene, Ltd	10-K	001-39787	10.28	02-28-2022
10.29+	Form of Non-Employee Director Stock Option Agreement	10-Q	001-39787	10.1	11-15-2021
10.30+	Form of Employee Stock Option Agreement	10-Q	001-39787	10.2	11-15-2021
10.31+	Amended and Restated BioAtla Director Compensation Policy					X
10.32+	BioAtla, Inc. Management Change of Control Severance Plan	8-K	001-39787	10.1	09-15-2022
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)					X

†	Furnished and not filed.
+	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAtla, Inc.

Date: March 23, 2023	By:	/s/ Jay M. Short, Ph.D.
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

SIGNATURE	TITLE	DATE

/s/ Jay M. Short, Ph.D. Jay M. Short, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023

/s/ Richard A. Waldron Richard A. Waldron	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2023

/s/ Scott Smith Scott Smith	Director	March 23, 2023

/s/ Lawrence Steinman Lawrence Steinman	Director	March 23, 2023

/s/ Mary Ann Gray, Ph.D. Mary Ann Gray, Ph.D.	Director	March 23, 2023

/s/ Susan Moran, M.D. Susan Moran, M.D.	Director	March 23, 2023

/s/ Sylvia McBrinn Sylvia McBrinn	Director	March 23, 2023

/s/ Edward Williams	Director	March 23, 2023
Edward Williams