Form 10-Q
period 2023-03-31
BioAtla, Inc.
filed 2023-05-11
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the number of shares of the registrant’s common stock outstanding was 47,667,516 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,687	$215,507
Prepaid expenses and other current assets	7,030	4,924
Total current assets	199,717	220,431
Property and equipment, net	2,485	2,728
Operating lease right-of-use asset, net	2,196	2,423
Other assets	154	154
Total assets	$204,552	$225,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,711	$21,610
Operating lease liabilities	1,545	1,521
Total current liabilities	26,256	23,131
Operating lease liabilities, less current portion	2,063	2,460
Liability to licensor	19,806	19,806
Total liabilities	48,125	45,397
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2023 and December 31, 2022; 47,637,321 and 46,336,166 shares issued and outstanding at March 31, 2023 and December 31, 2022	5	5
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at March 31, 2023 and December 31, 2022; 0 and 1,211,959 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	476,683	473,135
Accumulated deficit	(320,261)	(292,801)
Total stockholders' equity	156,427	180,339
Total liabilities and stockholders’ equity	$204,552	$225,736

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development expense	$21,697	$16,923
General and administrative expense	7,233	7,423
Total operating expenses	28,930	24,346
Loss from operations	(28,930)	(24,346)
Other income (expense):
Interest income	1,480	85
Other income (expense)	(10)	7
Total other income (expense)	1,470	92
Net loss and comprehensive loss	$(27,460)	$(24,254)
Net loss per common share, basic and diluted	$(0.58)	$(0.65)
Weighted-average shares of common stock outstanding, basic and diluted	47,578,418	37,322,360

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended March 31, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	46,336,166	$5	1,211,959	$—	$473,135	$(292,801)	$180,339
Stock-based compensation expense	—	—	—	—	3,614	—	3,614
Issuance of common stock under equity incentive plans	89,196	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(66)	—	(66)
Conversion of Class B common stock	1,211,959	—	(1,211,959)	—	—	—	—
Net loss	—	—	—	—	—	(27,460)	(27,460)
Balance at March 31, 2023	47,637,321	$5	—	$—	$476,683	$(320,261)	$156,427

	Three Months Ended March 31, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	35,799,233	$4	1,492,059	$—	$397,136	$(186,319)	$210,821
Stock-based compensation expense	—	—	—	—	3,632	—	3,632
Issuance of common stock under equity incentive plans	92,051	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(146)	—	(146)
Net loss	—	—	—	—	—	(24,254)	(24,254)
Balance at March 31, 2022	35,891,284	$4	1,492,059	$—	$400,622	$(210,573)	$190,053

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(27,460)	$(24,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	313
Stock-based compensation	3,614	3,632
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,106)	(2,278)
Accounts payable and accrued expenses	3,151	(2,433)
Right-of-use assets and lease liabilities, net	(146)	(116)
Net cash used in operating activities	(22,654)	(25,136)
Cash flows from investing activities
Purchases of property and equipment	(50)	(10)
Net cash used in investing activities	(50)	(10)
Cash flows from financing activities
Payments for taxes related to net settlement of equity awards	(116)	(405)
Net cash used in financing activities	(116)	(405)
Net decrease in cash and cash equivalents	(22,820)	(25,551)
Cash and cash equivalents, beginning of period	215,507	244,979
Cash and cash equivalents, end of period	$192,687	$219,428
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$—	$23
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$17	$32

See accompanying notes.

BioAtla, Inc.

Notes to Unaudited Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

BioAtla, LLC was formed in Delaware in March 2007 and was converted to a Delaware corporation in July 2020 and renamed BioAtla, Inc. (the “Company”). The Company has a proprietary platform for creating biologics, including its conditionally active biologics (“CAB” or “CABs”). CABs have been designed to be active only under certain conditions found in diseased tissue, while remaining inactive in normal tissue. The Company is currently in clinical development of its two lead CAB antibody drug conjugates targeting AXL and ROR2 receptors, its CAB immune-oncology antibody targeting CTLA-4 and its CAB BiSpecific targeting EpCAM.

Basis of Presentation

The unaudited condensed financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of March 31, 2023, the Company had an accumulated deficit of $320.3 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Management is required to perform a two-step analysis of the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management’s assessment included the preparation of cash flow forecasts resulting in management’s conclusion that there is not substantial doubt about the Company’s ability to continue as a going concern as its current cash and cash equivalents will be sufficient to fund the Company’s operations for a period of at least one year from the issuance date of these unaudited condensed financial statements.

Use of Estimates

The preparation of the Company’s condensed financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to accruals for research and development costs, and equity-based compensation. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on the Company’s balance sheets. The Company does not have any finance leases.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	Three Months Ended March 31,
	2023	2022
Common stock options	6,214,418	2,447,902
Restricted stock units	400,293	862,573
ESPP shares	122,565	31,346
Total	6,737,276	3,341,821

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s financial statements during the three or three months ended March 31, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of March 31, 2023 that the Company expects to have a material impact on its financial statements.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid research and development	$4,983	$4,385
Prepaid insurance	1,578	—
Other prepaid expenses and current assets	469	539
Total	$7,030	$4,924

Property and equipment consist of the following (in thousands):

	Useful life (years)	March 31, 2023	December 31, 2022
Furniture, fixtures and office equipment	3 - 7	$2,141	$2,140
Laboratory equipment	5	2,315	2,265
Leasehold improvements	2 - 3	3,687	3,687
		8,143	8,092
Less accumulated depreciation and amortization		(5,658)	(5,364)
Total		$2,485	$2,728

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$8,054	$4,231
Accrued compensation	1,290	3,451
Accrued research and development	14,660	12,649
Other accrued expenses	707	1,279
Total	$24,711	$21,610

3. Fair Value Measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of March 31, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

The components of lease expense included in the Company’s statements of operations and loss include (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$261	$261
Variable lease expense	147	132
Total lease expense, net	$408	$393

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three months ended March 31, 2023 and 2022, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of March 31,
	2023	2022
Weighted average remaining lease term (in years)	2.25	3.25
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating leases	$407	$377

As of March 31, 2023, future minimum payments under the Company's non-cancelable operating lease under ASC 842 were as follows (in thousands):

Operating lease
Nine months ending December 31, 2023	$1,229
2024	1,685
2025	845
Thereafter	—
Total future lease payments	3,759
Less: imputed interest	(151)
Total operating lease liabilities	$3,608

5. Commitments and Contingencies

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

6. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the "2020 Plan") to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of

March 31, 2023 and December 31, 2022, the total number of common shares authorized for issuance under the 2020 Plan was 9,196,970 and 7,658,509, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,451	$1,300
General and administrative	2,163	2,332
Total	$3,614	$3,632

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the three months ended March 31, 2023:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	510,039	$18.00
Granted	—	$—
Vested	(109,746)	$18.00
Forfeited	—	$—
Outstanding at March 31, 2023	400,293	$18.00

As of March 31, 2023, total unrecognized stock-based compensation expense for RSUs was $7.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.1 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the three months ended March 31, 2023:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	2,736,918	$13.82	8.82	$3,636,148
Granted	3,485,500	$3.84
Exercised	—	$—
Forfeited	(8,000)	$3.72
Expired	—	$—
Balance at March 31, 2023	6,214,418	$8.24	9.30	$37,544
Vested and expected to vest at March 31, 2023	6,214,418	$8.24	9.30	$37,544
Exercisable at March 31, 2023	929,919	$18.25	8.28	$—

As of March 31, 2023, total unrecognized stock-based compensation cost for unvested common stock options was $22.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.5 years. The weighted- average grant date fair value of stock options granted during the three months ended March 31, 2023 was $2.69 per share. The total fair value of options vested during the three months ended March 31, 2023 was $2.7 million.

On February 26, 2023, the Compensation Committee of the Company’s Board of Directors approved a modification to the Company’s 2020 Equity Incentive Plan to allow vesting of RSUs or stock options, as applicable, subject to the grantee’s continued

service to the Company and/or one of its subsidiaries as an employee, non-employee director, or independent contractor. Unvested RSUs totaling 139,730 shares and 574,244 unvested options which would have been forfeited under the original terms of the 2020 Equity Incentive plan will now continue to vest. The Company applied modification accounting to these awards which resulted in a decrease in fair value to these awards. The Company calculated compensation cost for the modified unvested awards of $416,000 related to the RSUs and $962,000 related to the options, and will recognize these amounts over the remaining requisite service periods. The modification also resulted in an increase to the term of 130,699 fully vested options for which $123,000 of incremental compensation cost was immediately recognized on the date of the modification.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended March 31,
	2023	2022
Expected volatility	77.3%	76.4%
Risk-free interest rate	3.85%	0.52%
Expected dividend yield	0.0%	0.0%
Expected term	6.10 years	6.08 years

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

Employee Stock Purchase Plan

The BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”) permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of March 31, 2023 and December 31, 2022, a total of 1,737,098 shares and 1,229,148 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company did not issue any common shares under the ESPP during the three months ended March 31, 2023 and 2022. As of March 31, 2023, 1,578,352 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2023 and 2022 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	March 31, 2023	December 31, 2022
Common stock options and restricted stock units issued and outstanding	6,614,711	3,246,957
Awards available for future issuance under the 2020 Plan	1,073,515	3,012,554
Awards available for future issuance under the ESPP	1,578,352	1,070,402
Total common stock reserved for future issuance	9,266,578	7,329,913

7. Collaboration, License and Option Agreements

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

For the three months ended March 31, 2023 and 2022, the Company did not recognize any revenue related to the collaboration agreement with BeiGene. The Company had a $19.8 million liability to licensor as of March 31, 2023 and December 31, 2022.

Service Contracts

Prior to developing its own programs, the Company entered into various fixed price research service contracts. In connection with these service contracts, the Company may receive future milestone payments if certain clinical, regulatory and commercialization milestones are achieved. The Company is also eligible to receive royalties based on certain product sales. The Company did not recognize any revenue related to its legacy service contracts during the three months ended March 31, 2023 or 2022.

BMS Collaboration

In January 2022, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s Conditionally Active Biologic Antibody Drug Conjugates, BA3011 and BA3021, each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company will serve as the study sponsor of the scheduled studies and will be responsible for costs associated with the trial execution. BMS will provide Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for our BA3011 and BA3021 combination study trials. There was no impact to the Company's financial results for the three months ended March 31, 2023 or 2022 as a result of this agreement.

8. Related Party Transactions

Himalaya Therapeutics SEZC

Clinical Trial Services Agreement

In April 2022, the Company entered into a Clinical Trial Agreement with Himalaya Therapeutics SEZC. Under the agreement, Himalaya Therapeutics SEZC agreed to provide services related to the initiation of clinical trials for BA3011 in the People’s Republic of China. For the first year following effectiveness of the agreement, the Company has agreed to pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel. Payments are due and payable by BioAtla to Himalaya Therapeutics SEZC on a quarterly calendar basis and are non-refundable. For the three months ended March 31, 2023, the Company recognized $0.1 million in research and development expense related to the Clinical Trial Agreement. The Company did not have any amounts due from or due to Himalaya Therapeutics SEZC as of March 31, 2023.

9. 401(k) Plan

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited condensed financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 23, 2023. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report, and the caption “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

We are a United States-based company with research facilities in San Diego, California and, through our contractual relationship with BioDuro-Sundia, a provider of preclinical development services, in Beijing, China. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin and our Phase 1 clinical trials of BA3071 and BA3182, establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. Since 2014, such research and development activities have exclusively related to the research, development, manufacture and Phase 1 and Phase 2 clinical testing of our CAB antibody-based product candidates and the strengthening of our proprietary CAB technology platform and pipeline.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $27.5 million for the three months ended March 31, 2023 compared to $24.3 million for three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $320.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•
advance the clinical development of mecbotamab vedotin;
•
advance the clinical development of ozuriftamab vedotin;
•
advance the clinical development of BA3071;
•
advance the clinical development of BA3182;
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

As of March 31, 2023, our cash and cash equivalents totaled approximately $192.7 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

In 2019 we entered into a collaboration agreement with BeiGene, Ltd. The agreement was amended several times and was terminated in November 2021, which resulted in the Company assuming responsibility for development of BA3071. We received a total of $25.0 million in non-refundable payments from BeiGene from this collaboration. Pursuant to the terms of the November 2021 amendment, we agreed to pay single digit royalties to BeiGene and agreed to share on a limited basis in any upfront and milestone payments, if received, through a sublicense of BA3071. We may in the future seek third-party collaborators or joint venture partners for development and commercialization of BA3071 and additional CAB product candidates. We did not recognize any collaboration revenue for the three months ended March 31, 2023 and 2022.

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from our legacy service contracts for the three months ended March 31, 2023 and 2022.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	21,697	$16,923	$4,774
General and administrative	7,233	7,423	(190)
Total operating expenses	28,930	24,346	4,584
Loss from operations	(28,930)	(24,346)	(4,584)
Other income (expense):
Interest income	1,480	85	1,395
Other income (expense)	(10)	7	(17)
Total other income (expense)	1,470	92	1,378
Net loss and comprehensive loss	$(27,460)	$(24,254)	$(3,206)

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$4,559	$4,717	$(158)
BA3021 (ROR2-ADC)	2,143	1,788	355
BA3071 (CTLA-4)	2,752	1,732	1,020
Other CAB Programs	6,738	4,200	2,538
Total external expenses	16,192	12,437	3,755
Personnel and related	3,083	2,436	647
Equity-based compensation	1,451	1,300	151
Facilities and other	971	750	221
Total research and development expenses	$21,697	$16,923	$4,774

Research and development expenses were $21.7 million and $16.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase of approximately $4.8 million was primarily driven by a $2.9 million increase in pre-clinical development and manufacturing costs for various programs, a $0.8 million increase in clinical development for our clinical-stage programs, a $0.6 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, a $0.2 million increase in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.2 million increase in facility related and other costs.

General and Administrative Expense

General and administrative expenses were $7.2 million and $7.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of approximately $0.2 million was primarily driven by a $0.3 million decrease in insurance due to a decrease in premiums for our D&O policy, and a $0.2 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan. This was offset by a $0.2 million increase in travel related costs and a $0.1 million increase in personnel related expense.

Interest Income

Interest income was $1.5 million and $85,000 for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.4 million was due to greater cash balances and higher yields earned compared to the same period in 2022.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2023, we had cash and cash equivalents of $192.7 million.

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

In addition, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that, in the event we require additional financing, such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including supply chain disruptions, and geopolitical disruptions, including the recent conflict between Russia and Ukraine, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

Cash flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in:
Operating activities	$(22,654)	$(25,136)
Investing activities	(50)	(10)
Financing activities	(116)	(405)
Net decrease in cash and cash equivalents	$(22,820)	$(25,551)

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $22.7 million, which consisted of a net loss of $27.5 million, a net change of $0.9 million in our operating assets and liabilities and $3.9 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $3.2 million, offset by an increase in prepaid expenses and other assets of $2.1 million. The non-cash transactions primarily consisted of $3.6 million of stock-based compensation and non-cash charges of $0.3 million related to depreciation and amortization.

Net cash used in operating activities for the three months ended March 31, 2022 was $25.1 million, which consisted of a net loss of $24.3 million, a net change of $4.8 million in our operating assets and liabilities and $3.9 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $2.4 million, offset by an increase in prepaid expenses and other assets of $2.3 million. The non-cash transactions primarily consisted of $3.6 million of stock-based compensation and non-cash charges of $0.3 million related to depreciation and amortization.

Cash Used in Investing Activities

Cash used in investing activities was $50,000 for the three months ended March 31, 2023 and $10,000 for the three months ended March 31, 2022, respectively, related to the purchase of property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2023, which consisted primarily of the payment of taxes related to the net settlement of restricted stock units.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2022, which consisted primarily of the payment of taxes related to the net settlement of restricted stock units.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations

— Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before purchasing our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $106.5 million and $95.4 million for the years ended December 31, 2022 and 2021, respectively. For the three months ended March 31, 2023 and 2022, our net losses were $27.5 million and $24.3 million, respectively. As of March 31, 2023, we had an accumulated deficit of $320.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline, and as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

As of March 31, 2023, we had approximately $192.7 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary preplanned interim or topline data that we report differ from later, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We are exploring predictive biomarkers to determine patient selection for our clinical trials. Specifically, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin, we have developed a quantitative biomarker assay that has been validated in accordance with CLIA requirements, the TmPS, which measures AXL and ROR2 expression levels on the tumor membrane. We are using both AXL and ROR2 TmPS scores in our ongoing clinical trials and they may be used for patient selection in future clinical trials. If the AXL and ROR2 TmPS scores prove to be a useful method for patient selection, we will incorporate the specific diagnostic test into our potentially registration-enabling studies and have partnered with a diagnostic provider to codevelop a companion diagnostic.

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

In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If these regulations impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, financial condition, results of operations and prospects.

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

For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacted the U.S. pharmaceutical industry. Among other things, the ACA intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. By way of example, the ACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole,” which is now 70% of the negotiated price. There have been executive, legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. For example, the Tax Cuts and Jobs Act, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any future challenges to the ACA and the healthcare reform measures of the Biden administration will impact the ACA and our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against granted patents. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted patent claims thus attacked, or may lose the allowed or granted claims altogether. As of March 23, 2023, there is an ongoing patent opposition proceeding regarding our patent EP2 406 399 at the European Patent Office which is related to a version of methods used for evolving and screening potential product candidates. The Opposition Division revoked EP2 406 399 in its decision dated March 10, 2020 and we filed an appeal on July 20, 2020. In addition, we cannot assure you that:

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
•
actual or anticipated changes in earnings estimates or changes in stock market analysts’ recommendations regarding our common stock, other comparable companies or our industry generally;

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

As of March 31, 2023, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 30.9% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, Carolyn Anderson Short, our former Chief of Intellectual Property and Strategy and Assistant Secretary, beneficially own approximately 6.4%, of our outstanding common stock, as of March 31, 2023.

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

In addition, as a public company, we are required to incur costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be a smaller reporting company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We engaged outside consultants to assist in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have, and will need to continue, to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition.

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

As of March 31, 2023, we have used approximately $138.3 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith
10.1	Open Market Sale Agreement SM ,dated as of January 6, 2023 between BioAtla, Inc. and Jefferies LLC	8-K	001-39787	1.1	2023-01-06
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18					X

U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)	X

† Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 11, 2023	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)