Form 10-Q
period 2023-06-30
BioAtla, Inc.
filed 2023-08-01
CIK 1826892

jay and car

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the number of shares of the registrant’s common stock outstanding was 47,803,306 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,693	$215,507
Prepaid expenses and other current assets	6,614	4,924
Total current assets	175,307	220,431
Property and equipment, net	2,210	2,728
Operating lease right-of-use asset, net	1,966	2,423
Other assets	154	154
Total assets	$179,637	$225,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,084	$21,610
Operating lease liabilities	1,569	1,521
Total current liabilities	33,653	23,131
Operating lease liabilities, less current portion	1,662	2,460
Liability to licensor	19,806	19,806
Total liabilities	55,121	45,397
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2023 and December 31, 2022; 47,803,306 and 46,336,166 shares issued and outstanding at June 30, 2023 and December 31, 2022	5	5
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at June 30, 2023 and December 31, 2022; 0 and 1,211,959 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	480,524	473,135
Accumulated deficit	(356,013)	(292,801)
Total stockholders’ equity	124,516	180,339
Total liabilities and stockholders’ equity	$179,637	$225,736

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development expense	$30,960	$20,711	$52,657	$37,634
General and administrative expense	6,241	8,344	13,474	15,767
Total operating expenses	37,201	29,055	66,131	53,401
Loss from operations	(37,201)	(29,055)	(66,131)	(53,401)
Other income (expense):
Interest income	1,460	146	2,940	231
Other income (expense)	(11)	3	(21)	10
Total other income (expense)	1,449	149	2,919	241
Net loss and comprehensive loss	$(35,752)	$(28,906)	$(63,212)	$(53,160)
Net loss per common share, basic and diluted	$(0.75)	$(0.77)	$(1.33)	$(1.42)
Weighted-average shares of common stock outstanding, basic and diluted	47,706,426	37,420,327	47,639,977	37,371,614

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended June 30, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2023	47,637,321	$5	—	$—	$476,683	$(320,261)	$156,427
Stock-based compensation expense	—	—	—	—	3,675	—	3,675
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	90,385	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	56,793	—	—	—	173	—	173
Issuance of common stock for director compensation	18,807	—	—	—	54	—	54
Taxes related to net share settlement of equity awards	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	(35,752)	(35,752)
Balance at June 30, 2023	47,803,306	$5	—	$—	$480,524	$(356,013)	$124,516

	Three Months Ended June 30, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	35,891,284	$4	1,492,059	$—	$400,622	$(210,573)	$190,053
Stock-based compensation expense	—	—	—	—	3,842	—	3,842
Issuance of common stock under equity incentive plans	92,692	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	9,482	—	—	—	19	—	19
Taxes related to net share settlement of equity awards	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	(28,906)	(28,906)
Balance at June 30, 2022	35,993,458	$4	1,492,059	$—	$404,427	$(239,479)	$164,952

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Six Months Ended June 30, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	46,336,166	$5	1,211,959	$—	$473,135	$(292,801)	$180,339
Stock-based compensation expense	—	—	—	—	7,289	—	7,289
Issuance of common stock under equity incentive plans	179,581	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	56,793	—	—	—	173	—	173
Issuance of common stock for director compensation	18,807	—	—	—	54	—	54
Taxes related to net share settlement of equity awards	—	—	—	—	(127)	—	(127)
Conversion of Class B common stock	1,211,959	—	(1,211,959)	—	—	—	—
Net loss	—	—	—	—	—	(63,212)	(63,212)
Balance at June 30, 2023	47,803,306	$5	—	$—	$480,524	$(356,013)	$124,516

	Six Months Ended June 30, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	35,799,233	$4	1,492,059	$—	$397,136	$(186,319)	$210,821
Stock-based compensation expense	—	—	—	—	7,474	—	7,474
Issuance of common stock under equity incentive plans	184,743	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	9,482	—	—	—	19	—	19
Taxes related to net share settlement of equity awards	—	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	—	(53,160)	(53,160)
Balance at June 30, 2022	35,993,458	$4	1,492,059	$—	$404,427	$(239,479)	$164,952

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(63,212)	$(53,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583	601
Loss on disposal of property and equipment	—	6
Stock-based compensation	7,289	7,474
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,690)	(2,595)
Accounts payable and accrued expenses	10,575	5,849
Right-of-use assets and lease liabilities, net	(293)	(232)
Net cash used in operating activities	(46,748)	(42,057)
Cash flows from investing activities
Purchases of property and equipment	(65)	(179)
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	(65)	(176)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	173	19
Payments for taxes related to net settlement of equity awards	(174)	(475)
Net cash used in financing activities	(1)	(456)
Net decrease in cash and cash equivalents	(46,814)	(42,689)
Cash and cash equivalents, beginning of period	215,507	244,979
Cash and cash equivalents, end of period	$168,693	$202,290
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$—	$33
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$19	$18

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

Basis of Presentation

The unaudited condensed financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidates. As of June 30, 2023, the Company had an accumulated deficit of $356.0 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of RSUs, common stock options outstanding under the Company’s stock option plan, and contingently issuable shares under the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”).

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	Six Months Ended June 30,
	2023	2022
Common stock options	6,557,990	2,727,336
Restricted stock units	288,070	739,959
ESPP shares	32,033	41,292
Total	6,878,093	3,508,587

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s financial statements during the three or six months ended June 30, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of June 30, 2023 that the Company expects to have a material impact on its financial statements.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development	$4,888	$4,385
Prepaid insurance	1,039	—
Other prepaid expenses and current assets	687	539
Total	$6,614	$4,924

Property and equipment consist of the following (in thousands):

	Useful life (years)	June 30, 2023	December 31, 2022
Furniture, fixtures and office equipment	3 - 7	$2,140	$2,140
Laboratory equipment	5	2,330	2,265
Leasehold improvements	2 - 3	3,687	3,687
		8,157	8,092
Less accumulated depreciation and amortization		(5,947)	(5,364)
Total		$2,210	$2,728

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$2,971	$4,231
Accrued compensation	1,981	3,451
Accrued research and development	26,253	12,649
Other accrued expenses	879	1,279
Total	$32,084	$21,610

3. Fair Value Measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of June 30, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

The components of lease expense included in the Company’s statements of operations and loss include (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$261	$261	$521	$521
Variable lease expense	107	64	254	256
Total lease expense, net	$368	$325	$775	$777

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three and six months ended June 30, 2023 and 2022, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of June 30,
	2023	2022
Weighted average remaining lease term (in years)	2.0	3.0
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating leases	$407	$377	$814	$754

As of June 30, 2023, future minimum payments under the Company’s non-cancelable operating lease under ASC 842 were as follows (in thousands):

Operating lease
Six months ending December 31, 2023	$822
2024	1,685
2025	845
Thereafter	—
Total future lease payments	3,352
Less: imputed interest	(120)
Total operating lease liabilities	$3,232

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

6. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the “2020 Plan”) to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of June 30, 2023 and December 31, 2022, the total number of common shares authorized for issuance under the 2020 Plan was 9,196,970 and 7,658,509, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,550	$1,398	$3,001	$2,698
General and administrative	2,125	2,444	4,288	4,776
Total	$3,675	$3,842	$7,289	$7,474

Restricted Stock Units

In December 2022, the Company’s board of directors approved an amendment to the Director Compensation Policy, which allows each director to elect to receive their quarterly director fees in the form of restricted stock in lieu of cash. Two board members elected to receive shares of restricted stock in lieu of cash. For the six months ended June 30, 2023 the Company issued 18,807 shares of fully vested restricted stock to the two board members. Compensation expense was earned and recognized for these fully vested restricted stock grants in the amount of $26,000 and $53,000 for the three and six months ended June 30, 2023, respectively.

The following table summarizes RSU activity under the 2020 Plan for the six months ended June 30, 2023:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	510,039	$18.00
Granted	18,807	$2.83
Vested	(238,131)	$16.80
Forfeited	(2,645)	$18.00
Outstanding at June 30, 2023	288,070	$18.00

As of June 30, 2023, total unrecognized stock-based compensation expense for RSUs was $5.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.9 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the six months ended June 30, 2023:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	2,736,918	$13.82	8.82	$3,636,148
Granted	3,855,395	$3.81
Exercised	—	$—
Forfeited	(28,705)	$5.96
Expired	(5,618)	$30.73
Balance at June 30, 2023	6,557,990	$7.96	9.10	$98,252
Vested and expected to vest at June 30, 2023	6,557,990	$7.96	9.10	$98,252
Exercisable at June 30, 2023	1,220,311	$15.88	8.16	$62,669

As of June 30, 2023, total unrecognized stock-based compensation cost for unvested common stock options was $21.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.2 years. The weighted- average grant date fair value of stock options granted during the six months ended June 30, 2023 was $2.66 per share. The total fair value of options vested during the six months ended June 30, 2023 was $4.4 million.

On February 26, 2023, the Compensation Committee of the Company’s board of directors approved a modification to the Company’s 2020 Plan to allow vesting of RSUs or stock options, as applicable, subject to the grantee’s continued service to the Company and/or one of its subsidiaries as an employee, non-employee director, or independent contractor. Unvested RSUs totaling 139,730 shares and 574,244 unvested options which would have been forfeited under the original terms of the 2020 Plan will now continue to vest. The Company applied modification accounting to these awards which resulted in a decrease in fair value to these awards. The Company calculated compensation cost for the modified unvested awards of $416,000 related to the RSUs and $962,000 related to the options, and will recognize these amounts over the remaining requisite service periods. The modification also resulted in an increase to the term of 130,699 fully vested options for which $123,000 of incremental compensation cost was immediately recognized on the date of the modification.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Six Months Ended June 30,
	2023	2022
Expected volatility	77.4%	74.8%
Risk-free interest rate	3.86%	2.05%
Expected dividend yield	0.0%	0.0%
Expected term	6.05 years	6.04 years

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

Employee Stock Purchase Plan

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of June 30, 2023 and December 31, 2022, a total of 1,737,098 shares and 1,229,148 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company issued 56,793 and 9,482 shares of common stock under the ESPP during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, 1,521,559 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2023 and 2022 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	June 30, 2023	December 31, 2022
Common stock options and restricted stock units issued and outstanding	6,846,060	3,246,957
Awards available for future issuance under the 2020 Plan	713,781	3,012,554
Awards available for future issuance under the ESPP	1,521,559	1,070,402
Total common stock reserved for future issuance	9,081,400	7,329,913

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

For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any revenue related to the collaboration agreement with BeiGene. The Company had a $19.8 million liability to licensor as of June 30, 2023 and December 31, 2022.

Service Contracts

Prior to developing its own programs, the Company entered into various fixed price research service contracts. In connection with these service contracts, the Company may receive future milestone payments if certain clinical, regulatory and commercialization milestones are achieved. The Company is also eligible to receive royalties based on certain product sales. The Company did not recognize any revenue related to its legacy service contracts during the three and six months ended June 30, 2023 or 2022.

BMS Collaboration

In January 2022, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s Conditionally Active Biologic Antibody Drug Conjugates, BA3011 and BA3021, each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company will serve as the study sponsor of the scheduled studies and will be responsible for costs associated with the trial execution. BMS will provide Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for our BA3011 and BA3021 combination study trials. There was no impact to the Company's financial results for the three and six months ended June 30, 2023 and 2022 as a result of this agreement.

8. Related Party Transactions

Himalaya Therapeutics SEZC

Clinical Trial Services Agreement

In April 2022, the Company entered into a Clinical Trial Agreement with Himalaya Therapeutics SEZC. Under the agreement, Himalaya Therapeutics SEZC agreed to provide services related to the initiation of clinical trials for BA3011 in the People’s Republic of China. For the first year following effectiveness of the agreement, the Company has agreed to pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel. Payments are due and payable by BioAtla to Himalaya Therapeutics SEZC on a quarterly calendar basis and are non-refundable. The Company made its final payment under the agreement in January 2023. For the three and six months ended June 30, 2023, the Company recognized $0 and $0.1 million, respectively, in research and development expense related to the agreement, compared to $0.1 million, for the three and six months ended June 30, 2022. The Company did not have any amounts due from or due to Himalaya Therapeutics SEZC as of June 30, 2023.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $35.8 million and $63.2 million for the three and six months ended June 30, 2023, respectively, compared to $28.9 million and $53.2 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $356.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase as we conduct clinical trials of our lead product candidates and seek to expand our pipeline.

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

As of June 30, 2023, our cash and cash equivalents totaled approximately $168.7 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. However, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

In 2019 we entered into a collaboration agreement with BeiGene, Ltd. The agreement was amended several times and was terminated in November 2021, which resulted in the Company assuming responsibility for development of BA3071. We received a total of $25.0 million in non-refundable payments from BeiGene from this collaboration. Pursuant to the terms of the November 2021 amendment, we agreed to pay single digit royalties to BeiGene and agreed to share on a limited basis in any upfront and milestone payments, if received, through a sublicense of BA3071. We may in the future seek third-party collaborators or joint venture partners for development and commercialization of BA3071 and additional CAB product candidates. We did not recognize any collaboration revenue for the three and six months ended June 30, 2023 and 2022.

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from our legacy service contracts for the three and six months ended June 30, 2023 and 2022.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	30,960	$20,711	$10,249
General and administrative	6,241	8,344	(2,103)
Total operating expenses	37,201	29,055	8,146
Loss from operations	(37,201)	(29,055)	(8,146)
Other income (expense):
Interest income	1,460	146	1,314
Other income (expense)	(11)	3	(14)
Total other income (expense)	1,449	149	1,300
Net loss and comprehensive loss	$(35,752)	$(28,906)	$(6,846)

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$6,695	$3,565	$3,130
BA3021 (ROR2-ADC)	4,504	2,244	2,260
BA3071 (CTLA-4)	5,633	2,491	3,142
Other CAB Programs	8,453	7,530	923
Total external expenses	25,285	15,830	9,455
Personnel and related	3,066	2,768	298
Equity-based compensation	1,550	1,398	152
Facilities and other	1,059	715	344
Total research and development expenses	$30,960	$20,711	$10,249

Research and development expenses were $31.0 million and $20.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase of approximately $10.2 million was primarily driven by a $8.9 million increase in clinical development for our clinical-stage programs including startup activities on our EpCAM bispecific trial, a $0.5 million increase in development costs for various pre-clinical programs including manufacturing, a $0.3 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, a $0.3 million increase in facility related and other costs, and a $0.2 million increase in stock-based compensation related to awards issued under the 2020 Plan.

General and Administrative Expense

General and administrative expenses were $6.2 million and $8.3 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of approximately $2.1 million was primarily driven by a $1.4 million decrease in accounting and legal services which included a $1.0 million legal settlement in 2022, $0.3 million decrease in insurance due to a decrease in premiums for our D&O policy, and a $0.3 million decrease in stock-based compensation related to awards issued under the 2020 Plan.

Interest Income

Interest income was $1.5 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $1.4 million was due to higher yields earned compared to the same period in 2022.

Results of Operations

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	52,657	$37,634	$15,023
General and administrative	13,474	15,767	(2,293)
Total operating expenses	66,131	53,401	12,730
Loss from operations	(66,131)	(53,401)	(12,730)
Other income (expense):
Interest income	2,940	231	2,709
Other income (expense)	(21)	10	(31)
Total other income (expense)	2,919	241	2,678
Net loss and comprehensive loss	$(63,212)	$(53,160)	$(10,052)

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$11,254	$8,279	$2,975
BA3021 (ROR2-ADC)	6,647	4,032	2,615
BA3071 (CTLA-4)	8,385	4,223	4,162
Other CAB Programs	15,191	11,733	3,458
Total external expenses	41,477	28,267	13,210
Personnel and related	6,149	5,204	945
Equity-based compensation	3,001	2,698	303
Facilities and other	2,030	1,465	565
Total research and development expenses	$52,657	$37,634	$15,023

Research and development expenses were $52.7 million and $37.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase of approximately $15.0 million was primarily driven by a $11.2 million increase in clinical development for our clinical-stage programs including startup activities on our EpCAM bispecific trial, a $2.0 million increase in development costs for various pre-clinical programs including manufacturing, a $0.9 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, a $0.6 million increase in facility and other allocated costs, and a $0.3 million increase in stock-based compensation due to awards issued in connection with the 2020 Plan.

General and Administrative Expense

General and administrative expenses were $13.5 million and $15.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of approximately $2.3 million was primarily driven by a decrease of $1.4 million in accounting and legal services including a $1.0 million legal settlement in 2022, $0.6 million decrease in insurance due to a decrease in premiums for our D&O policy, and a $0.5 million decrease in stock-based compensation related to awards issued under the 2020 Plan, offset by a $0.1 million increase in personnel related costs.

Interest Income

Interest income was $2.9 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $2.7 million was due to higher yields earned compared to the same period in 2022.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2023, we had cash and cash equivalents of $168.7 million.

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

Cash flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by:
Operating activities	$(46,748)	$(42,057)
Investing activities	(65)	(176)
Financing activities	(1)	(456)
Net decrease in cash and cash equivalents	$(46,814)	$(42,689)

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $46.7 million, which consisted of a net loss of $63.2 million, a net change of $8.6 million in our operating assets and liabilities and $7.9 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $10.6 million, partially offset by an increase in prepaid expenses and other assets of $1.7 million and a net decrease in operating lease right-of-use assets and lease liabilities of $0.3 million. The non-cash transactions primarily consisted of $7.3 million of stock-based compensation and non-cash charges of $0.6 million related to depreciation and amortization.

Net cash used in operating activities for the six months ended June 30, 2022 was $42.1 million, which consisted of a net loss of $53.2 million, a net change of $3.0 million in our operating assets and liabilities and $8.1 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $5.8 million, offset by an increase in prepaid expenses and other assets of $2.6 million. The non-cash transactions primarily consisted of $7.5 million of stock-based compensation and non-cash charges of $0.6 million related to depreciation and amortization.

Cash Used in Investing Activities

Cash used in investing activities was $65,000 for the six months ended June 30, 2023 and $0.2 million for the six months ended June 30, 2022, respectively, primarily related to the purchase of property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was immaterial for the six months ended June 30, 2023, consisting primarily of the proceeds from the issuance of common stock under the ESPP and the 2020 Plan, offset by payment of taxes related to the net settlement of restricted stock units.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $106.5 million and $95.4 million for the years ended December 31, 2022 and 2021, respectively. For the six months ended June 30, 2023 and 2022, our net losses were $63.2 million and $53.2 million, respectively. As of June 30, 2023, we had an accumulated deficit of $356.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates and seek to expand our pipeline, and as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

As of June 30, 2023, we had approximately $168.7 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash and cash equivalents to fund the research and development of our product candidates and development programs and to fund working capital and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of our ongoing clinical trials for mecbotamab vedotin, ozuriftamab vedotin and BA3071;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
the progress of the clinical development efforts for BA3182;
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

We focus our product candidate development on therapeutic CAB antibodies for the treatment of various oncology indications, such as soft tissue and bone sarcoma, NSCLC, melanoma, ovarian cancer, and head and neck cancer among others. Our projections of addressable patient populations that may benefit from treatment with our product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. In addition, the subset of patients that are likely to respond to our product candidates, as identified by our quantitative biomarker assay/Target Membrane Percent Score (“TmPS”), may not correspond with and may be smaller than what market data may indicate. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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

Positive and promising results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage clinical trials or from clinical trials of the same product candidates for the treatment of other indications. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Late-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. Moreover, success in clinical trials in a particular indication does not guarantee that a product candidate will be successful for the treatment of other indications. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot assure you that we will not face similar setbacks in our ongoing or planned clinical trials, including in our Phase 2 clinical trials of mecbotamab vedotin for the treatment of soft tissue and bone sarcoma and for the treatment of NSCLC, in our Phase 2 clinical trial of ozuriftamab vedotin for the treatment of squamous cell carcinoma of the head and neck, melanoma, and NSCLC and in any subsequent or post-marketing confirmatory clinical trials.

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
•
difficulties in manufacturing sufficient quantities of product candidate acceptable for use in clinical trials in a timely manner, or at all; or
•
the COVID-19 pandemic, which has resulted in, and in the future may continue to result in, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols.

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

Currently, we are evaluating the use of each of mecbotamab vedotin, ozuriftamab vedotin, and BA3071 in combination with an anti-PD-1 inhibitor. In the future, we may explore the use of these or our other product candidates in combination with other therapies. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

We depend on our information technology systems and those of our CROs, manufacturers, contractors and consultants. Our internal computer systems, such as our enterprise resource planning (“ERP”) system, or those of any of our CROs, manufacturers, other contractors, consultants, existing or future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use or acquisition of or destruction of our proprietary and confidential data, employee data or personal data, which could result in additional costs, loss of revenue significant liabilities, harm to our reputation and material disruption of our operations.

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

We operate our ERP system and other key business systems on SaaS platforms. Accordingly, we depend on these systems, and the third-party providers of these services, for a number of aspects of our operations. If these service providers or these systems fail, or if we are unable to continue to have access to these systems on commercially reasonable terms, or at all, operations could be severely disrupted until an equivalent system(s) could be identified, licensed or developed, and integrated into our operations. This disruption could have a material adverse effect on our business.

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

We face risks related to health epidemics or outbreaks of communicable diseases. The outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Many restrictions aimed at minimizing the spread of COVID-19 have been eased or lifted in the U.S. and other countries; however, in response to local surges and new waves of infection, including those caused by the spread of certain variants of the virus, some countries, states, and local governments have reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection.

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

In addition, the COVID-19 pandemic is having a severe effect on the clinical trials of many drug candidates of several sponsors. Some trials have been merely delayed, while others have been cancelled. The extent to which the COVID-19 pandemic may impact our preclinical and clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19 (including its variant strains which may be more contagious and less responsive to current treatment method), the effectiveness of actions to contain and treat COVID-19 and the rate of vaccination and efficacy of approved vaccines against COVID-19 and its variant strains. To date, we have experienced modest business disruptions, including with respect to the clinical trials we are conducting, and non-material impairments as a result of the pandemic. The continued spread of COVID-19 could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against granted patents. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted patent claims thus attacked, or may lose the allowed or granted claims altogether. In the past, we have been party to a patent opposition proceeding at the European Patent Office, or EPO, and we may in the future become party to patent opposition proceedings in the EPO or similar proceedings in other foreign patent offices. In addition, we cannot assure you that:

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

As of June 30, 2023, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 36.6% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 6.3%, of our outstanding common stock, as of June 30, 2023.

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

In addition, we have entered into certain related party transactions with Himalaya Therapeutics SEZC, Inversagen, LLC and BioAtla Holdings, LLC, including various licensing arrangements with respect to certain CAB antibodies. Dr. Short and his spouse are each a manager of Inversagen, LLC and BioAtla Holdings, LLC and a director of Himalaya Therapeutics SEZC. In addition, Dr. Short’s spouse is also an officer of Himalaya Therapeutics SEZC. These related party transactions, and any future related party transactions, create the possibility of actual conflicts of interest with regard to Dr. Short.

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

In addition, the Company is subject to the listing rules from Nasdaq related to board diversity and disclosure, which require all companies listed on Nasdaq’s U.S. exchanges to publicly disclose consistent, transparent diversity statistics regarding their board of directors. Additionally, the rules require most Nasdaq-listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an underrepresented minority or LGBTQ+.

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

In addition, as a public company, we are required to incur costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and if we cease to be a smaller reporting company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We engaged outside consultants to assist in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have, and will need to continue, to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Since becoming a public company, we increased, and may in the future further increase, the number of employees dedicated to finance and reporting, and the services of outside consultants to meet requirements, which has increased our operating expenses. Since January 1, 2023, we are a smaller reporting company and therefore, are no longer required to include an attestation report on internal control over financial reporting by our independent registered public accounting firm for as long as we remain a smaller reporting company.

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

As of June 30, 2023, we have used approximately $162.3 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith
10.1	Form of Stock Option Agreement					X
10.2	Form of Stock Option Agreement (25%)					X
10.3	Form of Stock Option Agreement (50%)					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)					X

† Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 1, 2023	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2023	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)