Form 10-Q
period 2023-09-30
BioAtla, Inc.
filed 2023-11-07
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the number of shares of the registrant’s common stock outstanding was 47,935,808 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$141,282	$215,507
Prepaid expenses and other current assets	6,229	4,924
Total current assets	147,511	220,431
Property and equipment, net	1,965	2,728
Operating lease right-of-use asset, net	1,732	2,423
Other assets	154	154
Total assets	$151,362	$225,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$34,006	$21,610
Operating lease liabilities	1,596	1,521
Total current liabilities	35,602	23,131
Operating lease liabilities, less current portion	1,251	2,460
Liability to licensor	19,806	19,806
Total liabilities	56,659	45,397
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2023 and December 31, 2022; 47,907,395 and 46,336,166 shares issued and outstanding at September 30, 2023 and December 31, 2022	5	5
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at September 30, 2023 and December 31, 2022; 0 and 1,211,959 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	484,036	473,135
Accumulated deficit	(389,338)	(292,801)
Total stockholders’ equity	94,703	180,339
Total liabilities and stockholders’ equity	$151,362	$225,736

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development expense	$28,400	$19,839	$81,057	$57,473
General and administrative expense	6,620	6,340	20,094	22,107
Total operating expenses	35,020	26,179	101,151	79,580
Loss from operations	(35,020)	(26,179)	(101,151)	(79,580)
Other income (expense):
Interest income	1,734	370	4,674	601
Other income (expense)	(39)	30	(60)	40
Total other income	1,695	400	4,614	641
Net loss and comprehensive loss	$(33,325)	$(25,779)	$(96,537)	$(78,939)
Net loss per common share, basic and diluted	$(0.70)	$(0.69)	$(2.02)	$(2.11)
Weighted-average shares of common stock outstanding, basic and diluted	47,834,122	37,516,769	47,707,259	37,420,531

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	47,803,306	$5	—	$—	$480,524	$(356,013)	$124,516
Stock-based compensation expense	—	—	—	—	3,517	—	3,517
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	88,428	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	14	—	14
Issuance of common stock for director compensation	15,661	—	—	—	27	—	27
Taxes related to net share settlement of equity awards	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	(33,325)	(33,325)
Balance at September 30, 2023	47,907,395	$5	—	$—	$484,036	$(389,338)	$94,703

	Three Months Ended September 30, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	35,993,458	$4	1,492,059	$—	$404,427	$(239,479)	$164,952
Stock-based compensation expense	—	—	—	—	3,588	—	3,588
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	91,759	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(127)	—	(127)
Conversion of Class B Common Stock	280,100	—	(280,100)	—	—	—	—
Net loss	—	—	—	—	—	(25,779)	(25,779)
Balance at September 30, 2022	36,365,317	$4	1,211,959	$—	$407,888	$(265,258)	$142,634

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	46,336,166	$5	1,211,959	$—	$473,135	$(292,801)	$180,339
Stock-based compensation expense	—	—	—	—	10,806	—	10,806
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	268,009	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	56,793	—	—	—	187	—	187
Issuance of common stock for director compensation	34,468	—	—	—	81	—	81
Taxes related to net share settlement of equity awards	—	—	—	—	(173)	—	(173)
Conversion of Class B common stock	1,211,959	—	(1,211,959)	—	—	—	—
Net loss	—	—	—	—	—	(96,537)	(96,537)
Balance at September 30, 2023	47,907,395	$5	—	$—	$484,036	$(389,338)	$94,703

	Nine Months Ended September 30, 2022
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	35,799,233	$4	1,492,059	$—	$397,136	$(186,319)	$210,821
Stock-based compensation expense	—	—	—	—	11,062	—	11,062
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	276,502	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	9,482	—	—	—	19	—	19
Taxes related to net share settlement of equity awards	—	—	—	—	(329)	—	(329)
Conversion of Class B common stock	280,100	—	(280,100)	—	—	—	—
Net loss	—	—	—	—	—	(78,939)	(78,939)
Balance at September 30, 2022	36,365,317	$4	1,211,959	$—	$407,888	$(265,258)	$142,634

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(96,537)	$(78,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	853	901
Loss on disposal of property and equipment	—	6
Stock-based compensation	10,806	11,062
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,305)	(2,876)
Accounts payable and accrued expenses	12,533	4,146
Right-of-use assets and lease liabilities, net	(443)	(373)
Net cash used in operating activities	(74,093)	(66,073)
Cash flows from investing activities
Purchases of property and equipment	(90)	(237)
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	(90)	(234)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	187	19
Payments for taxes related to net settlement of equity awards	(229)	(571)
Net cash used in financing activities	(42)	(552)
Net decrease in cash and cash equivalents	(74,225)	(66,859)
Cash and cash equivalents, beginning of period	215,507	244,979
Cash and cash equivalents, end of period	$141,282	$178,120
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$—	$1
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$11	$49

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

Basis of Presentation

The unaudited condensed financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidates. As of September 30, 2023, the Company had an accumulated deficit of $389.3 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company has not sold any shares of its common stock under the Sales Agreement as of September 30, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of highly rated securities including U.S. Government and U.S. Treasury money market funds, which are unrestricted as to withdrawal or use. The cash and cash equivalents balance as of September 30, 2023 and 2022 includes $0.1 million and $0, respectively, invested in U.S. Government and U.S. Treasury money market funds.

Concentrations of Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and may invest cash that is not required for immediate operating needs in highly liquid instruments that bear minimal risk. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	As of September 30,
	2023	2022
Common stock options	6,362,386	2,718,930
Restricted stock units	161,219	629,007
ESPP shares	124,969	115,783
Total	6,648,574	3,463,720

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s financial statements during the three or nine months ended September 30, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of September 30, 2023 that the Company expects to have a material impact on its financial statements.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development	$5,143	$4,385
Prepaid insurance	532	—
Other prepaid expenses and current assets	554	539
Total	$6,229	$4,924

Property and equipment consist of the following (in thousands):

	Useful life (years)	September 30, 2023	December 31, 2022
Furniture, fixtures and office equipment	3 - 7	$2,147	$2,140
Laboratory equipment	5	2,349	2,265
Leasehold improvements	2 - 3	3,687	3,687
		8,183	8,092
Less accumulated depreciation and amortization		(6,218)	(5,364)
Total		$1,965	$2,728

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$6,293	$4,231
Accrued compensation	2,967	3,451
Accrued research and development	24,204	12,649
Other accrued expenses	542	1,279
Total	$34,006	$21,610

3. Fair Value Measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities, including cash and cash equivalents, are considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

As of September 30, 2023 and December 31, 2022, the Company had $0.1 million and $0, respectively, invested in U.S. Government and U.S. Treasury money market funds which are recorded as cash equivalents and represent a Level 1 measurement within the fair value hierarchy.

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

The components of lease expense included in the Company’s statements of operations and loss include (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$261	$261	$782	$782
Variable lease expense	147	132	401	328
Total lease expense, net	$408	$393	$1,183	$1,110

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three and nine months ended September 30, 2023 and 2022, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of September 30,
	2023	2022
Weighted average remaining lease term (in years)	1.75	2.75
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating leases	$411	$401	$1,226	$1,155

As of September 30, 2023, future minimum payments under the Company’s non-cancelable operating lease under ASC 842 were as follows (in thousands):

Operating lease
Three months ending December 31, 2023	$411
2024	1,685
2025	845
Thereafter	—
Total future lease payments	2,941
Less: imputed interest	(94)
Total operating lease liabilities	$2,847

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

6. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the “2020 Plan”) to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of September 30, 2023 and December 31, 2022, the total number of common shares authorized for issuance under the 2020 Plan was 9,196,970 and 7,658,509, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,321	$1,427	$4,322	$4,125
General and administrative	2,196	2,161	6,484	6,937
Total	$3,517	$3,588	$10,806	$11,062

Restricted Stock Units

In December 2022, the Company’s board of directors approved an amendment to the Director Compensation Policy, which allows each director to elect to receive their quarterly director fees in the form of restricted stock in lieu of cash. Two board members elected to receive shares of restricted stock in lieu of cash. For the nine months ended September 30, 2023, the Company issued 34,468 shares of fully vested restricted stock to the two board members. Compensation expense was earned and recognized for these fully vested restricted stock grants in the amount of $27,000 and $80,000 for the three and nine months ended September 30, 2023, respectively.

The following table summarizes RSU activity under the 2020 Plan for the nine months ended September 30, 2023:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	510,039	$18.00
Granted	34,468	$2.32
Vested	(361,412)	$16.50
Forfeited	(21,876)	$18.00
Outstanding at September 30, 2023	161,219	$18.00

As of September 30, 2023, total unrecognized stock-based compensation expense for RSUs was $2.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.8 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the nine months ended September 30, 2023:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	2,736,918	$13.82	8.82	$3,636,148
Granted	4,006,395	$3.75
Exercised	—	$—
Forfeited	(364,018)	$7.22
Expired	(16,909)	$22.44
Balance at September 30, 2023	6,362,386	$7.83	8.76
Vested and expected to vest at September 30, 2023	6,362,386	$7.83	8.76	$—
Exercisable at September 30, 2023	1,364,478	$15.60	7.45	$—

As of September 30, 2023, total unrecognized stock-based compensation cost for unvested common stock options was $17.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.0 years. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $2.62 per share. The total fair value of options vested during the nine months ended September 30, 2023 was $5.7 million.

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

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	77.9%	74.8%
Risk-free interest rate	3.88%	2.05%
Expected dividend yield	0.0%	0.0%
Expected term	6.05 years	6.04 years

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

Employee Stock Purchase Plan

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of September 30, 2023 and December 31, 2022, a total of 1,737,098 shares and 1,229,148 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company issued 56,793 and 9,482 shares of common stock under the ESPP during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, 1,521,559 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2023 and 2022 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	September 30, 2023	December 31, 2022
Common stock options and restricted stock units issued and outstanding	6,523,605	3,246,957
Awards available for future issuance under the 2020 Plan	912,955	3,012,554
Awards available for future issuance under the ESPP	1,521,559	1,070,402
Total common stock reserved for future issuance	8,958,119	7,329,913

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

For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any revenue related to the collaboration agreement with BeiGene. The Company had a $19.8 million liability to licensor as of September 30, 2023 and December 31, 2022.

Service Contracts

Prior to developing its own programs, the Company entered into various fixed price research service contracts. In connection with these service contracts, the Company may receive future milestone payments if certain clinical, regulatory and commercialization milestones are achieved. The Company is also eligible to receive royalties based on certain product sales. The Company did not recognize any revenue related to its legacy service contracts during the three and nine months ended September 30, 2023 or 2022.

BMS Collaboration

In January 2022, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s Conditionally Active Biologic Antibody Drug Conjugates, BA3011 and BA3021, each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company will serve as the study sponsor of the scheduled studies and will be responsible for costs associated with the trial execution. BMS will provide Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for our BA3011 and BA3021 combination study trials. There was no impact to the Company's financial results for the three and nine months ended September 30, 2023 and 2022 as a result of this agreement.

8. Related Party Transactions

Himalaya Therapeutics SEZC

Clinical Trial Services Agreement

In April 2022, the Company entered into a Clinical Trial Agreement with Himalaya Therapeutics SEZC. Under the agreement, Himalaya Therapeutics SEZC agreed to provide services related to the initiation of clinical trials for BA3011 in the People’s Republic of China. For the first year following effectiveness of the agreement, the Company has agreed to pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel. Payments are due and payable by BioAtla to Himalaya Therapeutics SEZC on a quarterly calendar basis and are non-refundable. The Company made its final payment under the agreement in January 2023. For the three and nine months ended September 30, 2023, the Company recognized $0 and $0.1 million, respectively, in research and development expense related to the agreement, compared to $0.1 million and $0.3 million, for the three and nine months ended September 30, 2022, respectively. The Company did not have any amounts due from or due to Himalaya Therapeutics SEZC as of September 30, 2023.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $33.3 million and $96.5 million for the three and nine months ended September 30, 2023, respectively, compared to $25.8 million and $78.9 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $389.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates.

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

As of September 30, 2023, our cash and cash equivalents totaled approximately $141.3 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. Our current operating plan includes plans to stop enrollment in certain dosing regimens for certain indications, delaying development of certain pre-clinical programs, and prioritizing and focusing clinical development on selected assets and indications. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Impact of COVID-19 on Our Business

The COVID-19 pandemic previously impacted our ongoing operations, including clinical trials. The extent to which the COVID-19 pandemic may continue to impact our business, financial condition and results of operations cannot be reasonably estimated and will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of any resurgence of COVID-19 and its variants and the actions necessary to contain any resurgence or treat its impact, among others. We will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve in response to changing public health conditions.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

In 2019 we entered into a collaboration agreement with BeiGene, Ltd. The agreement was amended several times and was terminated in November 2021, which resulted in the Company assuming responsibility for development of BA3071. We received a total of $25.0 million in non-refundable payments from BeiGene from this collaboration. Pursuant to the terms of the November 2021 amendment, we agreed to pay single digit royalties to BeiGene and agreed to share on a limited basis in any upfront and milestone payments, if received, through a sublicense of BA3071. We may in the future seek third-party collaborators or joint venture partners for development and commercialization of BA3071 and additional CAB product candidates. We did not recognize any collaboration revenue for the three and nine months ended September 30, 2023 and 2022.

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from our legacy service contracts for the three and nine months ended September 30, 2023 and 2022.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	28,400	$19,839	$8,561
General and administrative	6,620	6,340	280
Total operating expenses	35,020	26,179	8,841
Loss from operations	(35,020)	(26,179)	(8,841)
Other income (expense):
Interest income	1,734	370	1,364
Other income (expense)	(39)	30	(69)
Total other income	1,695	400	1,295
Net loss and comprehensive loss	$(33,325)	$(25,779)	$(7,546)

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$6,506	$4,227	$2,279
BA3021 (ROR2-ADC)	4,065	2,807	1,258
BA3071 (CTLA-4)	4,916	2,878	2,038
Other CAB Programs	7,427	4,897	2,530
Total external expenses	22,914	14,809	8,105
Personnel and related	3,033	2,788	245
Equity-based compensation	1,322	1,427	(105)
Facilities and other	1,131	815	316
Total research and development expenses	$28,400	$19,839	$8,561

Research and development expenses were $28.4 million and $19.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase of approximately $8.6 million was primarily driven by a $6.3 million increase in development for our ongoing clinical-stage programs, a $1.8 million increase in development costs for pre-clinical programs primarily related to our CAB B7H3 x CD3 bispecific, a $0.3 million increase in facility related and other costs, and a $0.2 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs.

General and Administrative Expense

General and administrative expenses were $6.6 million and $6.3 million for the three months ended September 30, 2023 and 2022, respectively. The increase of approximately $0.3 million was primarily driven by a $0.6 million increase in professional services and consulting expenses, offset by a $0.3 million decrease in insurance due to a decrease in premiums for our D&O policy.

Interest Income

Interest income was $1.7 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.3 million was due to higher yields earned as compared to the same period in 2022.

Results of Operations

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	81,057	$57,473	$23,584
General and administrative	20,094	22,107	(2,013)
Total operating expenses	101,151	79,580	21,571
Loss from operations	(101,151)	(79,580)	(21,571)
Other income (expense):
Interest income	4,674	601	4,073
Other income (expense)	(60)	40	(100)
Total other income	4,614	641	3,973
Net loss and comprehensive loss	$(96,537)	$(78,939)	$(17,598)

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
(in thousands)
External expenses:
BA3011 (AXL-ADC)	$17,759	$12,505	$5,254
BA3021 (ROR2-ADC)	10,713	6,839	3,874
BA3071 (CTLA-4)	13,302	7,102	6,200
Other CAB Programs	22,617	16,630	5,987
Total external expenses	64,391	43,076	21,315
Personnel and related	9,183	7,992	1,191
Equity-based compensation	4,323	4,125	198
Facilities and other	3,160	2,280	880
Total research and development expenses	$81,057	$57,473	$23,584

Research and development expenses were $81.1 million and $57.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of approximately $23.6 million was primarily driven by a $14.4 million increase in development for our clinical-stage programs, a $7.2 million increase in development costs for various pre-clinical programs, including primarily our next generation CAB Nectin-4 ADC which we are advancing to IND and our CAB B7-H3 x CD3 and CAB EGFR x CD3 bispecifics, a $1.2 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our programs, a $0.6 million increase in facility and other allocated costs, and a $0.2 million increase in stock-based compensation due to awards issued under our 2020 Equity Incentive Plan.

General and Administrative Expense

General and administrative expenses were $20.1 million and $22.1 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of approximately $2.0 million was primarily driven by a $0.9 million decrease in insurance due to a decrease in premiums for our D&O policy, a $0.8 million decrease in accounting and legal services due to a one-time $1.0 million legal settlement in 2022, and a $0.4 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan.

Interest Income

Interest income was $4.7 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $4.1 million was due to higher yields earned as compared to the same period in 2022.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had cash and cash equivalents of $141.3 million.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) acting as sales agent pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement.

We have not sold any shares of our common stock under the Sales Agreement as of September 30, 2023.

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

Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued. Our current operating plan includes plans to stop enrollment in certain dosing regimens for certain indications, delaying development of certain pre-clinical programs, and prioritizing and focusing clinical development on selected assets and indications. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including supply chain disruptions, and geopolitical disruptions, including the recent conflict between Russia and Ukraine and the conflict between Israel and Hamas, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

Cash flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in:
Operating activities	$(74,093)	$(66,073)
Investing activities	(90)	(234)
Financing activities	(42)	(552)
Net decrease in cash and cash equivalents	$(74,225)	$(66,859)

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $74.1 million, which consisted of a net loss of $96.5 million, a net change of $10.8 million in our operating assets and liabilities and $11.7 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $12.5 million, partially offset by an increase in prepaid expenses and other assets of $1.3 million and a net decrease in operating lease right-of-use assets and lease liabilities of $0.4 million. The non-cash transactions primarily consisted of $10.8 million of stock-based compensation and non-cash charges of $0.9 million related to depreciation and amortization.

Net cash used in operating activities for the nine months ended September 30, 2022 was $66.1 million, which consisted of a net loss of $78.9 million, a net change of $0.9 million in our operating assets and liabilities and $12.0 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $4.1 million, partially offset by an increase in prepaid expenses and other assets of $2.9 million. The non-cash transactions primarily consisted of $11.1 million of stock-based compensation and non-cash charges of $0.9 million related to depreciation and amortization.

Cash Used in Investing Activities

Cash used in investing activities was $90,000 for the nine months ended September 30, 2023 and $0.2 million for the nine months ended September 30, 2022, respectively, primarily related to the purchase of property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was immaterial for the nine months ended September 30, 2023, consisting primarily of the proceeds from the issuance of common stock under the ESPP and the 2020 Plan, offset by payment of taxes related to the net settlement of restricted stock units.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We face risks related to health epidemics and outbreaks which could significantly disrupt our preclinical studies and could affect enrollment of patients in our clinical trials. Continuation and increasing severity of these conditions could delay or prevent our receipt of necessary regulatory approvals.

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

We are a Phase 2 clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin, the ongoing Phase 1 clinical trials of BA3071 and BA3182, establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to assess our future viability than it could be if we had a longer operating history.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $106.5 million and $95.4 million for the years ended December 31, 2022 and 2021, respectively. For the nine months ended September 30, 2023 and 2022, our net losses were $96.5 million and $78.9 million, respectively. As of September 30, 2023, we had an accumulated deficit of $389.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to generally increase as we conduct clinical trials of our lead product candidates and seek to expand our pipeline. We expect these expenses to begin to decrease as we complete enrollment for certain clinical trials. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for mecbotamab vedotin, ozuriftamab vedotin, BA3071, and BA3182 and advance our other programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable foreign regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of September 30, 2023, we had approximately $141.3 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. Our current operating plan includes plans to stop enrollment in certain dosing regimens for certain indications, delaying development of certain pre-clinical programs and prioritizing and focusing clinical development on selected assets and indications. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash and cash equivalents to fund the research and development of our product candidates and development programs and to fund working capital and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of our ongoing clinical trials for mecbotamab vedotin, ozuriftamab vedotin, BA3071, and BA3182;
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

If we are unable to obtain funding on a timely basis, including under our current or future collaborations, or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Our financial condition could be adversely affected by general conditions in the global economy and in the global financial markets. For example, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. Additionally, although we had no direct exposure to the March 2023 failure of Silicon Valley Bank, its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, collaborators and investors, may also adversely affect our financial condition, operations and stock price. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financings, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, licensing product rights, entering into product development collaborations, acquiring other businesses, products or technology or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

We invest a portion of our cash in a money market fund, which is vulnerable to market-specific risks that could adversely affect our business and financial condition.

We invest a portion of our cash in a money market fund backed by U.S. government securities. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk. Changes or movements in any of these investment-related risk items may result in a loss or impairment to our invested cash and may have a material adverse effect on our business and financial condition.

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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of mecbotamab vedotin and ozuriftamab vedotin; we have begun dosing patients in our Phase 1 trial of BA3071 and BA3182 and various other product candidates are in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including, among others:

•
delays in our clinical trials resulting from external factors including global conflicts and health epidemics;
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

Positive and promising results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage clinical trials or from clinical trials of the same product candidates for the treatment of other indications. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Late-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. Moreover, success in clinical trials in a particular indication does not guarantee that a product candidate will be successful for the treatment of other indications. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot assure you that we will not face similar setbacks in our ongoing or planned clinical trials or in any subsequent or post-marketing confirmatory clinical trials.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA will agree with our clinical trial plans. For example, we have initiated potentially registration-enabling Phase 2 trials for mecbotamab vedotin in treatment-refractory sarcoma patients. Based on recent FDA written responses, we have initiated part 2 of our Phase 2 trial in undifferentiated pleomorphic sarcoma (UPS). However, we cannot assure you that the FDA will agree that the results from this trial or other trials will be sufficient to support approval of any of our product candidates. For example, the objective response rates on our primary endpoints may not be sufficient, we may not demonstrate a sufficient duration of response, or there may be limitations with the total sample size of our studies and dose selection strategy. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

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

We are using our patented technology platform to develop CABs in oncology indications with our lead product candidates, mecbotamab vedotin, ozuriftamab vedotin, BA3071, and BA3182, as well as continuing to build our pipeline of product candidates. Our business depends not only on our ability to successfully develop, obtain regulatory approval for, and commercialize the product candidates we currently have in clinical and preclinical development, but to continue to generate new product candidates through our platform. Even if we are successful in continuing to build our pipeline and further progress the clinical development of our current product candidates, any additional product candidates may not be suitable for clinical development, including as a result of harmful side effects, manufacturing issues, limited efficacy or other characteristics that indicate that they are unlikely to be products that will succeed in clinical development, receive marketing approval or achieve market acceptance. If we cannot validate our technology platform by successfully commercializing CAB product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

We may expend our resources to pursue particular product candidates and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

As a result of our limited financial and managerial resources, we must make strategic decisions as to which targets and product candidates to pursue and may forego or delay pursuit of opportunities with other targets or product candidates or for other indications that later prove to have greater commercial potential. For example, we are exploring potential strategic collaboration with third parties to accelerate development of certain assets. In addition, we have no plans to internally explore additional dosing regimens for certain indications, and do not intend to pursue ovarian cancer, and are focusing development on selected assets and indications. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates could result in our focus on product candidates with low market potential, which would harm our business, financial condition, results of operations and prospects. Our spending on current and future research and development programs and product candidates for specific targets or indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new CAB product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the likelihood of clinical trial success, commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

If the market opportunities for any product that we develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.

We focus our product candidate development on therapeutic CAB antibodies for the treatment of various oncology indications, such as soft tissue and bone sarcoma, NSCLC, melanoma, and head and neck cancer among others. Our projections of addressable patient populations that may benefit from treatment with our product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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
•
the willingness of patients to obtain biopsies to determine the Target Membrane Percent Score (“TmPS”) score for treatment eligibility;
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
•
difficulties in manufacturing sufficient quantities of product candidate acceptable for use in clinical trials in a timely manner, or at all; or
•
the COVID-19 pandemic, which in the past has resulted in, and in the future may result in, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols.

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

We may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate, leading to delays in our development timelines. It is important to note that relatively high levels of AXL expression by NSCLC tumors portend a poor prognosis with conventional therapies and we have consciously enrolled this particularly high-risk group of patients into the mecbotamab vedotin clinical trial.

Patient enrollment and retention in clinical trials depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors related to health epidemics or pandemics, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, including criteria related to biomarkers, our ability to obtain and maintain patient consents, including any additional consents necessary for enrollment of adolescent patients, and our ability to successfully complete prerequisite studies before enrolling certain patient populations. Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting. Similarly, results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

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

In our clinical trials for mecbotamab vedotin and ozuriftamab vedotin, we have observed adverse events such as reversible myelosuppression, transient liver enzyme elevations, pyrexia, or fever, metabolic disturbances and peripheral neuropathy. We may also observe undesirable side effects in clinical trials for our other product candidates. For example, in our clinical trial for BA3071, immune-related adverse events might be observed. In our clinical trial for BA3182, cytokine release syndrome is an anticipated adverse event.

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

In addition, mecbotamab vedotin, ozuriftamab vedotin, and BA3071 are being studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with mecbotamab vedotin, ozuriftamab vedotin or our other product candidates may also be undergoing surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials.

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

We are exploring predictive biomarkers to determine patient selection for our clinical trials. Specifically, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin, we have developed a quantitative biomarker assay that has been validated in accordance with CLIA requirements, the TmPS, which measures AXL and ROR2 expression levels on the tumor membrane. We are using both AXL and ROR2 TmPS scores in our ongoing clinical trials and they may be used for patient selection in future clinical trials. If the AXL and ROR2 TmPS scores prove to be a useful method for patient selection, we will incorporate the specific diagnostic test into our potentially registration-enabling studies and have partnered with a diagnostic provider to codevelop a companion diagnostic. It is also possible that use of the AXL and/or ROR2 TmPS scores does not predict those most likely to experience clinical benefit, and in this case, we would not pursue the further use of a companion diagnostic. The available market for mecbotamab vedotin and ozuriftamab vedotin could broaden, both in patient numbers and patient acceptance of the protocol, if the companion diagnostic is deemed not to be necessary.

If use of a companion diagnostic test is determined to be essential for the safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, then the FDA generally will require approval or clearance of that companion diagnostic before or at the same time that the FDA approves our product candidates, if at all. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic. The process of obtaining or creating such diagnostic and obtaining PMA approval is time-consuming and costly and a delay in diagnostic approval could delay drug approval. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future policies from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and adversely affect our business, financial condition, results of operations and prospects.

We expect to rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. If the FDA, EMA or a comparable foreign regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or after it obtains marketing approval, we and/or future collaborators may encounter difficulties in developing and obtaining approval for such product candidate. If we or our third-party collaborators experience any delay in developing or obtaining regulatory approval of a companion diagnostic, we may be unable to enroll enough patients for our current and planned clinical trials, the development of our product candidates may be adversely affected or we may not obtain marketing approval, and we may not realize the full commercial potential of our product candidates, including mecbotamab vedotin and ozuriftamab vedotin.

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

We have not completed any large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and numerous other factors including the substantial discretion of regulatory authorities. The standards that the FDA and its foreign counterparts, including the EMA, use when regulating us and our existing or future collaborators require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy d`uring the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. We are considering these and other policy changes as they relate to our programs.

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

We intend to seek accelerated approval for mecbotamab vedotin, and we may seek accelerated approval for one or more of our other product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. We intend to seek accelerated approval for some of our product candidates on the basis of objective response rate, a surrogate endpoint that we believe is reasonably likely to predict clinical benefit. For products granted accelerated approval, sponsors are required to verify and describe the product’s clinical benefit generally in the form of confirmatory trials. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would likely do so on the basis that there is no available therapy for that disease or condition. If any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur, unless we were able to demonstrate a meaningful advantage over the approved product. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

The enactment of FDORA included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. In addition, the Oncology Center of Excellence has announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance.

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

In some countries, particularly member states of the European Union (EU), the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our existing or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, notably in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020 and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 20, 2020, the FDA announced its intention to resume certain domestic on-site inspections, subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In addition, on October 26, 2023, the FDA issued a draft guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where it determines it is appropriate based on mission needs and any travel limitations. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, and a reduction to the sequestration cut to 1% from April 1, 2022 to June 30, 2022, due to the COVID-19 pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Furthermore, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. The law also penalizes drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the EU is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we possess and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. We comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine and penalize violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Ongoing developments in the United Kingdom have created additional uncertainty regarding personal data transfers from the European Economic Area (EEA) to the United Kingdom following the termination of the personal data transfer grace period set out in the EU and United Kingdom Trade and Cooperation Agreement, which ended on June 30, 2021. It is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. Moreover, in July 2020 the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, as modified by the CPRA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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
•
managing our internal development efforts effectively, including the clinical and regulatory review process for mecbotamab vedotin, ozuriftamab vedotin, BA3071, BA3182 and any other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize mecbotamab vedotin, ozuriftamab vedotin, BA3071, BA3182, and any future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

To date, we have used the services of outside vendors to augment our capabilities in performing certain tasks, including preclinical and clinical trial management, manufacturing, statistics and analysis and research and development functions. Our growth strategy may also entail expanding our group of such contractors or consultants to assist in implementing these tasks going forward. Because we rely on numerous consultants, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for mecbotamab vedotin, ozuriftamab vedotin, BA3071, BA3182, and any future product candidates or otherwise advance our business. We may not be able to manage our existing outside contractors or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize mecbotamab vedotin, ozuriftamab vedotin, BA3071, BA3182, and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We depend on our information technology systems and those of our CROs, manufacturers, contractors and consultants. Our internal computer systems, such as our enterprise resource planning (“ERP”) system, or those of any of our CROs, manufacturers, other contractors, consultants, existing or future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use or acquisition of or destruction of our proprietary and confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our reputation and material disruption of our operations.

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

We conduct preclinical research and development activities in China through BioDuro-Sundia, which is U.S. owned, but governed by Chinese laws, rules and regulations. Additionally, our agreement with Himalaya Therapeutics Limited Company is for the initiation of clinical trials of ozuriftamab vedotin in the People’s Republic of China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or not published at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in U.S. or EU legal systems.

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

A portion of our current operations are located in our facilities in San Diego, California, and we conduct a portion of our research and development activities in China through our arrangement with BioDuro-Sundia. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, all of our therapeutic antibodies are manufactured by starting with cells which are stored in one master cell bank for each antibody manufactured in multiple locations. While we believe we will have adequate backup should any cell bank be lost in a catastrophic event, and we take precautions when transporting our cell banks, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.

Our business is subject to economic, political, regulatory and other risks associated with conducting business internationally.

We, our collaborators or licensees may seek regulatory approval of our product candidates outside of the United States including in China, the EU, Australia, New Zealand, and Japan. Additionally, pursuant to our agreement with Himalaya Therapeutics Limited Company, we conduct clinical trials in the People’s Republic of China. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including, among others:

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

Additionally, in February 2022, armed conflict escalated between Russia and Ukraine, and in October 2023, armed conflict escalated between Israel and Hamas, including in the Gaza Strip. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

We face risks related to health epidemics and outbreaks, including the COVID-19 pandemic, which could significantly disrupt our preclinical studies, affect enrollment of patients in our clinical trials or delay or prevent our receipt of necessary regulatory approvals.

We face risks related to health epidemics or outbreaks of communicable diseases. The outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. Although the U.S. federal government has declared an end to the public health emergency related to the COVID-19 pandemic and many activities worldwide have returned to normal, the COVID-19 pandemic in the past has resulted in, and in the future may result in, governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring. We are continuing to monitor the potential impact of the pandemic, but even though many restrictions aimed at minimizing the spread of COVID-19 have been eased or lifted in the U.S. and other countries, we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

In addition, the COVID-19 pandemic in the past has had, and in the future may have, a severe effect on the clinical trials of many drug candidates of several sponsors. The extent to which the COVID-19 pandemic may impact our preclinical and clinical trial operations is uncertain and will depend on future developments, including the severity and duration of any resurgence of COVID-19 and its variants. To date, we have experienced modest business disruptions, including with respect to the clinical trials we are conducting, and non-material impairments as a result of the pandemic. A resurgence of COVID-19 or any of its variants could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and an outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of certain of our product candidates. In addition, we are currently seeking third-party collaborators for development and commercialization of select CAB product candidates. With respect to our collaborations, and what we expect will be the case with any future license or collaboration agreements, we have, and would expect to have, limited control over the amount and timing of resources that our existing or future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our existing or future collaborators’ willingness to select additional product candidates to license and their abilities and willingness to fulfill their payment obligations and successfully perform the functions assigned to them in these arrangements.

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

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, the extent to which the COVID-19 pandemic impacts the ability to procure sufficient supplies for the development of our product candidates will depend on future developments, including the severity and duration of any resurgence of COVID-19 and its variants. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products or enforcement actions by regulatory authorities. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In addition to seeking patent protection for certain aspects of our product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. We cannot guarantee that our trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position could be harmed.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years after its earliest U.S. non-provisional effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies or product candidates are obtained, once the patent life has expired, we may be open to competition. Our issued patents will expire on dates ranging from 2030 to 2040, subject to any additional patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2030 to 2043 plus any potential patent extensions that may be available for such patents. Due to the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

In September 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether another party was first to invent the claimed invention. A third party that filed or files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art render our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

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

As of September 30, 2023, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 36.5% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 6.3%, of our outstanding common stock, as of September 30, 2023.

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

We registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, which shares will be able to be sold in the public market upon issuance, subject to applicable securities laws and the lock-up agreements.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities, including obtaining director and officer liability insurance and maintaining such coverage, more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

In addition, as a public company, we are required to incur costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and if we cease to be a smaller reporting company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We engaged outside consultants to assist in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated, and will continue to dedicate, internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Since becoming a public company, we increased, and may in the future further increase, the number of employees dedicated to finance and reporting, and the services of outside consultants to meet requirements, which has increased our operating expenses. Since January 1, 2023, we are a smaller reporting company and therefore, are no longer required to include an attestation report on internal control over financial reporting by our independent registered public accounting firm for as long as we remain a smaller reporting company.

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

As of September 30, 2023, we have used approximately $189.7 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

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

101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)	X

† Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 7, 2023	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)