Form 10-K
period 2023-12-31
BioAtla, Inc.
filed 2024-03-26
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $91.0 million based on the closing sales price of $3.00 per share as reported on the Nasdaq Global Market.

As of March 22, 2024, the number of shares of the registrant’s common stock outstanding was 48,096,717 and the number of shares of the registrant’s Class B common stock outstanding was 0.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BIOATLA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

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
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•
the impact of health epidemics and outbreaks, including the COVID-19 pandemic, on our business, financial condition, results of operations, and prospects.

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

Our goal is to develop well-tolerated, novel cancer therapies that provide cures or extended survival to ensure patients’ improved quality of life. Studies have shown that, as a drug class, antibodies have transformed oncology treatment and include some of the best-selling therapies on the biopharmaceutical market. The broad applicability of our CAB technology allows us to develop a wide array of product candidate modalities, such as monoclonal antibodies, antibody-drug conjugates, or ADCs, T cell-engaging bispecific antibodies and chimeric antigen receptor T cells, or CAR-T cells. In 2021, we published a paper in the Proceedings of the National Academy of Sciences (PNAS) describing a novel mechanism using physiological chemicals as Protein-activated Chemical SwitchesTM, or PaCSTM, for generating CAB antibodies. Initially, we applied the reversible binding and precision capability of our CAB technology to advance next-generation ADC therapies. We have also developed antibodies for immuno-oncology and for bispecific, T cell engagement. The bispecific CAB antibodies are comprised of two different binding specificities, which allows the antibody to bind to two specific targets at the same time, generally one target on the tumor cell and one target on an immune system cell.

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

We are developing mecbotamab vedotin as a potential therapeutic for multiple solid tumor types, including soft tissue and bone sarcoma and non-small cell lung cancer (NSCLC), with other potential indications in the future. The Office of Orphan Products Development (OOPD) at the FDA has granted Orphan Drug Designation to mecbotamab vedotin for the treatment of soft tissue sarcoma. Phase 1 results in sarcoma patients indicated mecbotamab vedotin was generally well-tolerated in this refractory sarcoma population. Few patients discontinued due to an adverse event and no clinically meaningful on-target toxicity to normal AXL-expressing tissue was observed over baseline levels. Dose-limiting toxicities were limited to free circulating MMAE payload-associated toxicity at the highest dose tested, including reversible neutropenia. We are conducting a Phase 2 study (BA3011-002) in AXL positive NSCLC patients who have previously progressed on programmed cell death protein 1 (“PD-1”)/programmed cell death ligand 1 (“PD-L1”), epidermal growth factor receptor (“EGFR”), or anaplastic lymphoma kinase (“ALK”) inhibitor therapy. We are also conducting a potentially registrational Phase 2 study in sarcoma. In both Phase 2 indications, we are enrolling patients either as a monotherapy or in combination with the PD-1 inhibitor nivolumab.

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

We are developing ozuriftamab vedotin as a potential therapeutic for multiple solid tumor types, including melanoma and SCCHN. Based on Phase 1 data, we believe ozuriftamab vedotin has broad potential as a cancer therapy for patients with advanced solid tumors who have experienced prior failure of PD-1 blockade. We are enrolling a Phase 2 trial of ozuriftamab vedotin monotherapy or in combination with a PD-1 inhibitor in patients with ROR2 positive melanoma who have previously progressed on PD-1/L1 inhibitor. We are also conducting a Phase 2 study in patients with SCCHN.

Evalstotug (BA3071): Our third clinical stage product candidate, evalstotug, is a CAB anti-CTLA-4 antibody that is being developed as an immuno-oncology agent with the goal of delivering at least the efficacy of approved CTLA-4 antibodies, such as ipilimumab, but with lower toxicity rate as a result of the CAB’s unique tumor microenvironment-restricted binding. CTLA-4, or cytotoxic T-lymphocyte-associated antigen 4, is an immune checkpoint involved in regulating T-cell activation. The primary role of immune checkpoints is to prevent autoimmune attacks against normal tissue in the body; however, cancer cells often take advantage of this pathway to prevent immune destruction of the tumor. Ipilimumab and tremelimumab currently are the only anti-CTLA-4 monoclonal antibodies approved by the FDA. Ipilimumab is approved as a single agent for the treatment of melanoma, and in combination with an anti-PD-1 antibody for the treatment of multiple solid tumors, including melanoma, RCC, colorectal cancer and NSCLC, and tremelimumab is approved in combination with an anti-PD-L-1 antibody for the treatment of unresectable hepatocellular carcinoma and NSCLC. Patients treated with these checkpoint inhibitors face a risk of a number of adverse events associated with inappropriate activation of the immune system beyond the tumor site including severe and sometimes fatal enterocolitis, hepatitis, dermatitis, neuropathy and endocrinopathy. Consequently, usage and dosage of ipilimumab is highly limited due to its safety profile.

We are developing evalstotug as a potential therapeutic for multiple solid tumor indications. We have initiated a Phase 1/2 dose-escalation trial of evalstotug as monotherapy and in combination with an anti-PD-1 antibody. We have also initiated our Phase 2 study of evalstotug for treatment-refractory melanoma and carcinomas, and treatment-naïve melanoma and NSCLC, at a dose of 350mg and more recently 700mg. We are currently evaluating the 1000mg dose level in our Phase 1 study and potentially will in Phase 2 once Phase 1 is cleared. Patients receiving evalstotug at 700mg and 1000mg will be treated with prophylactic tocilizumab to help reduce risks associated with the release of cytokines into the blood from immune cells that have been activated by the treatment.

BA3182 (CAB-EpCAM x CAB-CD3): Our first bispecific candidate, BA3182, is being investigated in a Phase 1 study in advanced adenocarcinoma. We have leveraged our CAB technology to develop bispecific antibodies, which bind both a tumor-specific antigen and a T cell receptor using CAB antigen-binding domains. A bispecific antibody is a type of engineered antibody that can simultaneously bind two separate and unique antigens, unlike conventional monospecific antibodies that only bind to one type of target.

A common design feature for a bispecific antibody is to include a T cell engager component (i.e., CD3 receptor), such that one antigen-binding domain recognizes a surface-expressed tumor antigen and the other antigen-binding domain binds to and activates CD3+ T cells. With this design, bispecific antibodies can induce potent T cell responses against tumors expressing the tumor target antigen in a simplified manner relative to even off-the-shelf or allogeneic CAR-T therapies. The first FDA-approved bispecific antibody was a T cell engager, blinatumomab, which contained antigen-binding domains for CD19, an antigen found on B-cell leukemias, and CD3, a T cell activating receptor.

There are multiple structural variants of antibodies and other antigen-binding domains being used by others to construct bispecific product candidates, some of which are being tested clinically. However, similar to CAR-T cells and blinatumomab, many of these bispecific product candidates have increased risks of generating life-threatening cytokine release syndrome and other potential adverse events due to systemic immune activation and the wide expression of EpCAM, or epithelial cell adhesion molecule.

We have applied our CAB antibody technology to develop bispecific CAB antibodies in which one or both antigen-binding domains are active only in the tumor microenvironment. An example of this approach is our BA3182 bispecific. EpCAM is a protein that is over-expressed in many cancers including carcinomas derived from colon, intestine, breast, lung and prostate. Expression of EpCAM has been extensively associated with cell growth and proliferation of both healthy and cancer cells.

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

We are also completing Investigational New Drug (IND) enabling studies for our next-generation CAB ADC, Nectin-4 with an expected IND in 2024. Additional in-process CAB candidates including B7 H3 x CD3 bispecific, EGFR x CD3 bispecific, Nectin4 x CD3 bispecific, and

B7-H4 as a next-generation CAB ADC candidate have been positioned for partnering and portfolio prioritization in favor of our Phase 2 potential registrational trial enabling studies.

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
o
Mecbotamab vedotin (BA3011): Clinical data from our Phase 1 and Phase 2 part 1 trials with mecbotamab vedotin are supportive of its development in metastatic sarcomas, a set of cancers with a high unmet clinical need, and in metastatic PD-1 failure NSCLC. We are conducting a potentially registration-enabling Phase 2 trial for mecbotamab vedotin in undifferentiated pleomorphic sarcoma, or UPS, patients (12 years of age or older). In addition, we have obtained FDA clearance to initiate a potentially registration-enabling Phase 2/3 trial in NSCLC in 2nd Line + or 3rd Line + population.
o
Ozuriftamab vedotin (BA3021): We have observed antitumor activity in PD-1 failure NSCLC, melanoma and SCCHN patients in our Phase 1 trial and have initiated Phase 2 trials of ozuriftamab vedotin in the melanoma and SCCHN indications.
o
Evalstotug (BA3071): Evalstotug is designed to provide the efficacy similar to that of ipilimumab, an anti-CTLA-4 monoclonal antibody approved by the FDA, but with the potential of a significantly enhanced safety profile due to the conditional binding properties of CABs. This may allow for patients to be treated at higher dosage and/or for more cycles of treatment in combination with an anti-PD-1 antibody that may lead to better therapeutic results. To date, we have observed objective responses and disease control among patients treated in our Phase 1 study at 350mg in combination with anti-PD-1 antibody, and have seen limited adverse events of Grade 3 or higher, suggesting an improved safety profile for evalstotug.
o
BA3182 (CAB-EpCAM x CAB-CD3): Our first bispecific candidate with an IND, cleared by FDA, demonstrated in its IND-enabling studies a more than 100-fold improvement in the therapeutic window. We have initiated a Phase 1 study in advanced adenocarcinoma. Carcinoma is the most common form of cancer and adenocarcinoma is the most common subtype. Adenocarcinoma is most prevalent in the lung, prostate, breast, pancreas, esophagus, colon/rectum and stomach. Almost all prostate and breast cancers are adenocarcinoma, and about 96% of colorectal and 40% of non-small cell lung cancers are adenocarcinoma (American Cancer Society 2022).
•
Enhance pre-clinical assets with multiple CAB bispecific and next generation CAB ADC candidates to further address areas of high unmet needs in treating solid tumors. We have shown in preclinical experiments, including for our Phase 1 clinical asset, BA3182, that our CAB bispecific molecules meet or exceed the activity of conventional bispecifics and reduce systemic activation of potentially fatal immune responses. For example, BA3182 demonstrated in its IND-enabling studies a more than 100-fold improvement in the therapeutic window.

We believe that our next generation CAB-ADC platform further widens that therapeutic window by enhancing the linker-payload system. Combining our CAB technology with our next generation CAB-ADC platform replaces the traditional peptide linker with a novel sugar-based linker to deliver the MMAE payload. It is expected that this new CAB ADC system will further reduce off-target, off-tumor toxicity and thereby expand the therapeutic window.

•
Maintain and strengthen our intellectual property portfolio. As of February 1, 2024, we had a total of 752 patents and patent applications with 479 issued patents, 13 allowed applications and 260 pending applications covering our CAB technology and product candidates. This broad patent coverage was designed such that protection of our product candidates is not dependent on any single patent but rather, each product candidate provides multiple layers of protection. We plan to continue to maintain, monitor, enforce and defend our intellectual property.
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

CAB leverages the low pH found in the tumor microenvironment

The tumor microenvironment has been widely implicated in tumorigenesis because it harbors cancer cells that interact with surrounding cytokines and cells through the circulatory and lymphatic systems to influence the development and progression of cancer. The tumor microenvironment has conditions distinct from the normal cellular and extracellular environments found in non-cancerous tissue, blood or other parts of a normal body. It has been long appreciated that the extracellular milieu inside and surrounding the growing tumor mass is distinct and unique. One of the most profound physicochemical differences between the tumor microenvironment and normal cellular microenvironment is an increase in lactic acid and an associated decrease in pH in the tumor microenvironment from the normal physiological pH of about 7.4 or higher.

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

One reason for the low pH in tumors compared to normal cells is that there are distinct differences in the metabolic processes found in normal and cancer cells. Normal cells generate the energy they need primarily through the oxygen-dependent process called oxidative phosphorylation. In comparison, cancer cells have switched their mechanism of energy production preferentially to the non-oxygen-dependent process known as glycolysis, even in the presence and availability of oxygen. This process switch, known as the Warburg Effect, was first described nearly a century ago and is the basis of modern tumor screening technologies, such as Positron Emission Tomography or PET scanning. The dependence of a tumor cell on glycolysis results in the tumor cell metabolizing up to 200 times more glucose than a healthy cell and causing the secretion of significant levels of lactic acid into the tumor microenvironment. This inherent buildup of lactic acid in the tumor microenvironment has been shown to reduce immune cell function and modulate other defense mechanisms of the body, promoting tumor growth and tumor survival. The presence of lactic acid in the tumor microenvironment causes it to have a distinctly acidic pH of less than 6.8 and even lower at the tumor cell surface, a pH so low that it is rarely found in the body except in organs designed for low pH, such as the stomach, where antibodies in the blood do not access, and in special circumstances, such as cancer. In some cancers, the pH goes as low as 5.8, an extremely low level given the normal, slightly alkaline, pH in the body. The body’s blood holds its pH within a tight range around a pH of 7.4, with normal tissue typically being even more alkaline in the non-cancerous regions of tissues afflicted with cancer.

Tumors not only have characteristically low pH, which assists them in reducing the body’s immune defenses, along with acidity they also generate other aberrant conditions and secrete other chemicals and proteins into the tumor microenvironment that can stimulate tumor growth, promote the development of new blood vessels or angiogenesis, degrade surrounding tissues allowing the tumor to spread or metastasize or actively suppress detection and destruction by the immune system. In view of our preclinical studies and clinical trial results and the substantial supporting scientific literature, we believe that there is an opportunity to develop cancer therapies with improved selectivity for tumors by taking advantage of changes in pH, as do our existing product candidates, as well as in the conditions and levels of temperature, pressure and chemical composition in the tumor microenvironment.

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

Our CAB technology capitalizes on the well-established Warburg Effect that through a glycolytic process leads to an acidic external tumor microenvironment. Extracellular pH levels in tumors have been measured to be as low as pH 5.8 compared to the tightly controlled, alkaline, pH 7.4 of blood, with even higher pH in healthy tissues. Glycolytic metabolism is also the basis of the established PET scanning technology for detection of cancerous tumors. CAB proteins have increased binding activity as the pH in the microenvironment becomes acidic, while being inactive in normal physiological environments. We discovered a novel chemical switch mechanism that underpins this binding activity that involves physiologically occurring chemicals, such as bicarbonate and hydrogen sulfide. These molecules are negatively charged at physiological conditions and interact with positive charged areas on the protein surface. Under acidic conditions found in the tumor microenvironment, these charged molecules are neutralized by the H+ ions and released from the protein surface, uniquely allowing CAB antibodies to bind to their target and attack the tumor cell. We refer to this novel physiological mechanism, used for generating CABs, as Protein-associated Chemical Switch(es)TM or PaCSTM mechanism. The ability to design conditionally active therapeutics with strong selectivity over narrower pH ranges using the PaCS mechanism, offers the opportunity to greatly enhance both the safety and potency of future therapies for solid tumors.

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

Our CAB antibodies have been designed to be active in the acidic, lower pH of the tumor microenvironment and inactive under the alkaline pH of 7.4 and above found in normal physiological conditions. In a quantitative in vitro binding assay, we compared a CAB antibody and a non-CAB antibody that both bind to the target AXL with matched strength of binding to the target, or affinities, when measured at pH 6.0. The binding of the CAB antibody was highly sensitive to pH with binding becoming much weaker as it approached pH 7.0 and almost undetectable at a physiological pH of 7.4. In contrast, a non-CAB antibody to AXL showed indiscriminate and experimentally equivalent binding across the entire pH range tested, including at pH 7.4 of normal cells. Our CAB development process is capable of identifying CAB antibodies with a range of sensitivities to pH.

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
•
Opportunity to increase tumor-specific killing. The wide therapeutic window imparted by tumor-specific targeting enables CAB antibodies to be modified with cytotoxic drugs to create ADCs. Similarly, bispecific antibodies can be developed using CAB antibody domains targeting pairs of targets that direct T cells to attack the tumor, thereby reducing the likelihood of unacceptable normal tissue injury if constructed using traditional antibody domains.
•
Increased drug exposure to tumors. Limited binding to targets outside of tumors allows more of the administered CAB antibodies to be available to bind to target sites in the tumor, potentially increasing the concentrations and exposure of these antibodies in tumors.
•
Improved pharmacokinetics. Limited binding to targets outside of tumors effectively increases their half-life in plasma. The phenomenon of TMDD, is a well-known limitation facing the development of many biologics which CAB antibodies can significantly reduce.
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

We have developed CAB antibodies through the use of our proprietary technology, which we believe have specificity for tumors, while avoiding binding to the same antigen target expressed on many normal tissues. This allows us to develop therapeutics against targets that are expressed at high levels on tumor cells but are also present on normal cells and tissues, without the toxicities associated with traditional antibodies. While our lead product candidates primarily exploit the differences in pH between the tumor microenvironment and healthy tissue, there is a potential for other yet to be identified PaCS molecules in disease related microenvironments, whether controlled through pH, concentration, or other molecular characteristics (intra- or intermolecularly) for enhancing a drug’s therapeutic index. Potential new therapeutic candidates addressing these opportunities are not limited to antibodies, but may also include small molecules, encompassing lipids, sugars and nucleic acid-based agents or drugs. Further, it is expected that PaCS protein-chemical systems are important naturally occurring regulatory systems linked to a range of disease-related microenvironments, including cancer, inflammation and cellular senescence.

Programs in clinical development

Mecbotamab Vedotin (BA3011) targeting AXL

Phase 1 clinical trial

We have conducted a Phase 1 trial of mecbotamab vedotin in patients with advanced solid tumors, including sarcoma, pancreatic cancer, adenoid cystic carcinoma (ACC), and NSCLC who were refractory or resistant to standard therapies. In the Phase 1 trial, patients were treated with doses of mecbotamab vedotin ranging from 0.3 mg/kg to 3 mg/kg once every three weeks (Q3W) or doses ranging from 1.2 mg/kg to 1.8 mg/kg twice every three weeks on days 1 and 8 (2Q3W).

The main goals of this trial were to evaluate the safety, tolerability, antitumor activity, pharmacokinetics and immunogenicity of mecbotamab vedotin in solid tumor patients. Based upon the overall safety and response rates, the initial recommended Phase 2 dose was determined to be 1.8 mg/kg delivered every two weeks (Q2W).

In the Phase 1 studies, mecbotamab vedotin was generally well-tolerated. Grade 3 or greater adverse events, or AEs, or serious adverse events, or SAEs, deemed related to mecbotamab vedotin were consistent with MMAE-based toxicity and could generally be classified as either reversible myelosuppression (AEs: neutropenia and anemia), transient liver enzyme elevations (AEs: aspartate aminotransferase (“AST”)/ alanine aminotransferase (“ALT”) increased) or metabolic disturbances (AEs: hyperglycemia, hyponatremia, hypokalemia).

We have not observed adverse events that appear to be related to on-target injury of normal, AXL expressing tissues, i.e., on-target, off-tumor toxicity, consistent with the increase in tumor selectivity from the CAB technology. The estimated half-life of mecbotamab vedotin was approximately four days.

Phase 2 Clinical Development

UPS Phase 2 trial:

We are conducting a Phase 2, single-arm, potentially registration-enabling trial with mecbotamab vedotin monotherapy in patients with UPS who have experienced prior treatment failure. We believe UPS represents a critical unmet need and we are exploring accelerated approval options for patients otherwise suffering from uncontrolled sarcoma with few effective treatment options. While it is acknowledged that a randomized confirmatory trial is typically employed to confirm clinical benefit. Given the marked rarity of UPS patients, it may be possible, subject to future agreement with the FDA, to confirm clinical benefit by enrolling additional UPS patients in a prospective clinical trial with the purpose of providing regulators with extended follow-up that adequately characterizes disease control and overall tolerability. A variety of trial options are under consideration to meet anticipated requirements associated with confirmation of clinical benefit.

The open-label, two-part Phase 2 trial evaluates the efficacy and safety of mecbotamab vedotin alone and in combination with an anti-PD-1 agent in adult and adolescent patients, and advanced, refractory measurable sarcoma. Patients received either mecbotamab vedotin alone or in combination with an anti-PD-1 agent. Part 1 antitumor activity has exceeded predefined criteria for advancing trials for UPS, osteosarcoma, liposarcoma, synovial sarcoma, chondrosarcoma, and chordoma. Part 1 of the trial employing the 1.8 mg/kg dose delivered every other week is now fully enrolled, and a clinical update was presented as an oral presentation at the ESMO Sarcoma and Rare Cancers Congress in March 2024.

As noted above, our ongoing Phase 2, part 2, potentially registrational trial employing the 1.8 mg/kg dose delivered on days 1 and 8 of a three-week cycle (2Q3W) is enrolling patients with locally advanced unresectable or metastatic UPS. Primary endpoints include overall response rate (ORR), AEs, SAEs, and changes from baseline in laboratory parameters and vital signs. Key secondary endpoints include duration of response (DOR), progression-free survival (PFS), best overall response (BOR), disease control rate (DCR), time to response (TTR), progression-free rate (PFR) at 12 weeks, overall survival (OS), and percent change from baseline in tumor size.

Patients must have measurable disease by Response Evaluation Criteria in Solid Tumors (RECIST) Version 1.1. Additionally, patients must have received no more than three prior systemic regimens. Enrolled patients are receiving open-label mecbotamab vedotin treatment.

A planned interim analysis will be performed after all patients in Phase 2, part 2 have an opportunity to be followed for at least 12 weeks. Efficacy, safety, and an integrated PK and exposure-response analysis will be performed based on all UPS patients in Phase 1, Phase 2 part 1, and the UPS patients initially enrolled in Phase 2 part 2.

NSCLC Phase 2 trial:

This ongoing multi-center, open-label, Phase 2 study is designed to evaluate the efficacy and safety of mecbotamab vedotin alone and in combination with an anti-PD-1 agent in patients with metastatic NSCLC who have measurable disease by RECIST v1.1 criteria. Enrolled patients must have had prior disease progression on a PD-1/L-1 inhibitor. Patients with EGFR or anaplastic lymphoma kinase (ALK) genomic tumor aberration had to have disease progression on FDA-approved therapy for these aberrations. Patients receive either mecbotamab vedotin alone or in combination with an anti-PD-1 agent. Primary endpoints include overall response rate, AEs, SAEs, and changes from baseline in laboratory parameters and vital signs. Key secondary endpoints include DOR, PFS, BOR, DCR, TTR, PFR at 12 weeks, OS, and percent change from baseline in tumor size.

Ozuriftamab Vedotin (BA3021) targeting ROR2

Phase 1/2 clinical trial

A Phase 1/2 single-arm clinical trial of ozuriftamab vedotin monotherapy in patients with locally advanced unresectable or metastatic solid tumors in melanoma is being conducted. Patients were treated with doses of ozuriftamab vedotin ranging from 0.3 mg/kg to 3.3 mg/kg once every three weeks (Q3W) or doses ranging from 1.5 mg/kg to 1.8 mg/kg twice every three weeks on days 1 and 8 (2Q3W). Based upon the overall safety and response rates, the initial recommended Phase 2 dose was determined to be 1.8 mg/kg delivered every two weeks (Q2W).

In the Phase 1 component of the trial, treatment with ozuriftamab vedotin resulted in multiple responders in patients with treatment-refractory solid tumors, including melanoma, NSCLC, and head and neck cancer. All of these patients had previously progressed following PD-1 therapy.

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

Phase 2 Clinical Development

A Phase 2 open-label trial to evaluate the efficacy and safety of ozuriftamab vedotin alone and in combination with an anti-PD-1 agent in patients who have experienced prior disease progression on a PD-1/L1 inhibitor is ongoing in melanoma who have measurable disease. Primary endpoints include ORR, AEs, SAEs, and changes from baseline in laboratory parameters and vital signs. Key secondary endpoints include DOR, PFS, BOR, DCR, TTR, PFR at 12 weeks, OS, and percent change from baseline in tumor size.

We have also completed enrollment for a Phase 2 clinical trial of ozuriftamab vedotin as monotherapy in SCCHN using 1.8mg/kg with either Q2W or 2Q3 dosing. Primary endpoints include overall response rate, AEs, SAEs, and changes from baseline in laboratory parameters and vital signs. Key secondary endpoints include DOR, PFS, BOR, DCR, TTR, PFR at 12 weeks, OS, and percent change from baseline in tumor size.

Evalstotug (BA3071) targeting CTLA4

The Phase 1 dose-escalation trial of evalstotug in advanced solid tumor patients continues enrollment in the dose-escalation portion of the trial. We are evaluating the safety and tolerability of evalstotug at doses ranging from 7mg Q3W to 1000mg Q3W as monotherapy and in combination with an anti-PD-1 antibody. A Phase 2 open-label trial to evaluate the efficacy and safety of evalstotug alone and in combination with an anti-PD-1 agent, and also in combination with chemotherapy for 1st Line NSCLC, in patients who have treatment-refractory melanoma and carcinoma and who have treatment-naïve metastatic melanoma and NSCLC is underway. To date, we have observed limited adverse events of Grade 3 or higher in our Phase 1 study at 350mg in combination with PD-1 suggesting an improved safety profile for evalstotug. Prior to seeking accelerated approval for any proposed indication, we will seek feedback from the FDA and evaluate our ability to obtain accelerated approval. If acceptable, we plan to submit our proposed confirmatory trial design for FDA feedback and commence enrollment prior to our Biologics License Application (“BLA”) submission.

BA3182 (CAB-EpCAM x CAB-CD3)

We are conducting a Phase 1 study designed to evaluate the safety, tolerability, pharmacokinetics, immunogenicity, and antitumor activity of BA3182, a conditionally active biologic (CAB)-bispecific T-cell engager antibody construct targeting EpCAM in patients with advanced adenocarcinoma.

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

Tumor Volume (mm³)
Mean ± SEM
2500
2000
1500
1000
500
0
Isotype x WT CD3
EpCAM x WT CD3
CAB EpCAM x CAB CD3 BF45
0
10
20
30
40
50
Study Days

Preclinical safety findings

While there was no observable difference in antitumor efficacy between antibodies with CAB domains and those with conventional non-CAB antigen-binding domains, a conventional EpCAM x CD3 bispecific antibody led to a much higher level of undesirable systemic immune activation than the CAB-EpCAM x CAB-CD3 (BA3182) bispecific antibody in non-human primates.

Preclinical candidates

BA3361 (CAB-Nectin-4-ADC)

Nectin-4 is widely expressed and has adhesive roles in normal tissues. The CAB selectivity to target Nectin-4 in the tumor microenvironment is critical in providing the necessary safety to deliver the drug conjugate selectively to cancerous tissue. A clinical candidate was selected from a set of lead molecules that were characterized by multiple assays including functional assays. In addition to the assay performance, the lead candidate demonstrated high binding under tumor conditions and little to no binding under normal physiological conditions. We plan to submit an IND for BA3361 in 2024.

BA3151 (CAB-B7-H4-ADC)

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

BA3142 (CAB-B7-H3 x CAB-CD3)

We believe that our CAB technology opens up the opportunity for the creation of a broad set of bispecific product candidates with antitumor potential. Through these CAB bispecific antibodies, we believe we can activate T cells directly in tumors using CAB domains targeting tumor-specific antigens. We believe our CAB bispecific antibodies may allow for increased efficacy through more potent T cell activation, higher doses or administration in combination with other immuno-oncology therapies, such as checkpoint inhibitors. We have shown in preclinical experiments that our CAB bispecific molecules meet or exceed the activity of conventional bispecifics and reduce systemic activation of potentially fatal immune responses. In February 2023 we received from the FDA clearance of our IND application to evaluate our CAB bispecific antibody product candidate BA3182, which is now part of an ongoing Phase 1/2 clinical study.

Our second bispecific product candidate, BA3142, is a dual-CAB T-cell engager targeting B7-H3, a protein expressed on many solid tumors. The lead molecule was characterized by multiple assays including functional assays, and by efficacy studies in a xenograft model of human pharyngeal cancer using mice with a humanized immune system. The lead molecule showed antitumor activity comparable to a non-CAB antibody, while demonstrating lower binding and functional activity under physiological conditions, as expected for a CAB bispecific antibody. Cell line development and in vivo efficacy study are completed.

CAB-EGFR bispecific programs

Targeting EGFR with a CAB bispecific antibody is expected to provide benefit since the target is widely expressed in healthy tissue, such as skin, which would otherwise result in on-target, off-tumor toxicity if targeted by a non-CAB antibody. A set of lead molecules were characterized by multiple assays including functional assays and all demonstrated high activity at acidic pH with little to no activity under physiological conditions. Two molecules are in development: a mono-CAB (EGFR x CAB-CD3) and a dual-CAB (CAB-EGFR x CAB-CD3).

BA3362 (CAB-Nectin 4 x CAB-CD3)

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

There are several companies in various stages of clinical development of ADCs, one of the key features of our product candidates mecbotamab vedotin and ozuriftamab vedotin. Currently, there are multiple approved ADCs and many more in clinical development, the vast majority of which are being developed for the treatment of cancer. Certain other companies are also pursuing antibody therapies in immuno-oncology. Although we do not believe competing companies have selective CAB technology, there is a wide array of activity in multiple areas of immune-based cellular therapies for oncology.

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

Collaborations

We intend to selectively enter into collaborations with preclinical and/or clinical assets, particularly where potential collaborators can both accelerate and maximize a therapeutic's market potential.

License Agreements and Strategic Collaborations

Collaboration and Supply Agreement with Bristol-Myers Squibb

On January 5, 2022, we and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s CAB ADCs, mecbotamab vedotin (BA3011) and ozuriftamab vedotin (BA3021), each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. We serve as the study sponsor of the scheduled studies and are responsible for costs associated with the trial execution. BMS provides Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, we are obligated to provide BMS with a final report of the data resulting from the trial. The BMS agreement was amended in October 2022 to include additional territories for our combination study trials for mecbotamab vedotin and ozuriftamab vedotin.

Global Co-Development and Collaboration Agreement with BeiGene, Ltd.

In April 2019, we entered into a Global Co-Development and Collaboration Agreement with BeiGene, Ltd. which, as amended in December 2019 and October 2020, provided for the development, manufacturing and commercialization of BioAtla’s investigational CAB CTLA-4 antibody, evalstotug (BA3071). Under the terms of our BeiGene collaboration, BeiGene was generally responsible for developing evalstotug and for global regulatory filings and commercialization. We received a total of $25 million in payments from BeiGene.

On November 19, 2021, we entered into Amendment No. 3 to the Global Co-Development and Collaboration Agreement (“Amendment No. 3”). Under Amendment No. 3, the collaboration agreement was terminated, subject to survival of certain provisions, and BeiGene handed back rights to certain know-how and materials received under the collaboration agreement and we assumed responsibility for the development and commercialization of evalstotug, in addition to other standard provisions. As consideration for Amendment No. 3, we agreed to pay BeiGene mid-single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of evalstotug.

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

Intellectual property

Since inception, we have recognized the value of strong, defensible and relevant intellectual property protection. We seek to protect our technologies and products and the potential market for such technologies and products. To accomplish this goal, we apply for patents covering our processes and compositions. We also apply for patents covering developments and technologies for purpose of preventing third parties from developing competing products. Inventions related to various aspects of our core technologies have already been protected by issued and pending patent applications. As of February 1, 2024, we had 752 patents and patent applications with 479 issued patents, 13 allowed applications, and 260 pending applications.

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

We file our applications with the U.S. Patent and Trademark Office (the “USPTO”) to establish a priority filing date. Generally, we initially file provisional applications. Provisional applications are designed to provide a lower-cost first patent application filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the filing date of the first provisional application filed for an invention. In some cases, multiple provisional applications have been filed within a 12-month period to capture incremental developments within the 12-month priority period while obtaining an early filing date for each development. The corresponding non-provisional patent applications benefit from the provisional applications(s) since the priority date(s) of these non-provisional patent applications is/are the earlier provisional application filing date(s), and because the patent term of the finally issued patents are calculated from the later, non-provisional patent application filing dates. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and delay prosecution costs, which may save costs in the event that we decide not to pursue examination in an application.

Subsequently, when appropriate, we pursue patent applications in foreign countries. The Patent Cooperation Treaty (“PCT”) system for filing international patent applications is used. This system allows a single application to be filed within 12 months of the original priority date of the patent application designating all 157 PCT member states (including countries in South, Central and North America, Africa, Europe, Asia and Australia) in which national/regional patent applications can later be pursued based on the international patent application filed under the PCT. At the end of a period of 2 1/2 years from the first priority date of the PCT patent application, separate patent applications can be pursued in any of the 157 PCT member states either by direct national filing or, in some cases, by filing through a regional patent organization such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial cost savings where applications are abandoned within the first 2 1/2 years of filing.

We continuously reassess the number and type of patent applications, as well as the pending and issued patent claims to ensure that maximum patent coverage and value are obtained for our processes, and compositions, given existing patent office rules and regulations. Further, pending patent claims may be modified during patent prosecution to meet our intellectual property and business needs.

We also perform non-infringement searches and analyses for our existing technologies and will continue to do so for future commercial processes and products. For our new developments, we regularly perform expert searches and reviews, and monitor patents and patent applications by third-party competitors. Our policy of avoiding patent infringement is diligently executed. To the best of our knowledge as of the date of this Annual Report on Form 10-K, we have freedom to operate on all of our technologies and product candidates.

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

Evalstotug is covered by a number of filings, including a published PCT application filed in 2019 that entered the national phase in 2021. Applications have been granted in Australia, Israel, Korea, New Zealand, and the United States and are pending in 18 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2039.

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

Core components of our product candidates are protected by company-owned platform applications directed to novel methods of protein evolution, methods of making conditionally active biologics, integrated selection and evolution of antibodies and proteins in expression production hosts, multi-specific antibodies and methods of making, modified antibody regions, conditionally active biological proteins, proteins targeting orthologs, discovery of and production of conditionally active biologic proteins in eukaryotic cell production hosts, conditionally active chimeric antigen receptors for modified T-cells, diagnostics using conditionally active antibodies, conditionally active polypeptides, antibodies targeted to senescent cells, conditionally active proteins for neurodegenerative diseases, and conditionally active proteins with pH selectivity. We also have 27 issued U.S. patents covering various aspects of the manufacturing methods used to generate CAB antibodies that have patent terms expiring from 2030 to 2038, excluding in potential patent term extensions.

Out-licensed patents

Himalaya Therapeutics SEZC has exclusive rights to patents/patent applications in China, Macao, Hong Kong and Taiwan relating to ROR2 (patent application 2017800294276 (China) and patent application 106115891 (Taiwan), both titled “Anti-ROR2 antibodies and their immunoconjugates and uses thereof”) and relating to AXL (patent applications 201780023876X (China) and patent application 106112687 (Taiwan), both titled “Anti-AXL antibodies and their immunoconjugates and uses thereof”). Additionally, Himalaya Therapeutics SEZC has exclusive worldwide rights to patents/patent applications relating to IL-22 (Patent applications 108119613 and PCT/US19/35395, both titled “Anti-IL-22 antibodies, antibody fragments and their immunoconjugates and uses thereof”) and relating to HER2 (patent application USP 62/964,747 titled “Conditionally active anti-HER2 antibodies”).

BioAtla Holdings, LLC has exclusive worldwide rights to all patents for the field of adoptive cell immunotherapy “ACT” (chimeric antigen receptor (CAR) T-cell (“CAR-T”)), excluding the targets licensed to EXUMA Biotech Corp (“EXUMA”).

Inversagen, LLC has exclusive worldwide rights to all patents solely in the field of diseases associated with aging (outside of cancer), diagnostics related thereto and an immuno-oncology antibody.

EXUMA has an exclusive worldwide license to all patents solely to develop, make, have made, use, sell, have sold, offer for sale and import CAR-T products to four named targets for the treatment of cancer. EXUMA’s rights under the agreement exclude the right to grant sublicenses to third parties to discover, develop or manufacture any CAB ACT or any component of our CAB ACT technology, except as used in or incorporated into EXUMA’s ACTs for cancer.

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

Licensure and regulation of biologics in the United States

In the United States, the FDA regulates biologic products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacturing, safety, purity, potency, labeling, packaging, storage, record keeping, approval, distribution, post-approval monitoring and reporting, sampling, import, export, advertising and other promotional practices involving biologic products. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except the section of the FDCA that governs the approval of new drug applications, or NDAs. Biological products are approved for marketing under provisions of the PHSA, via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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
•
Performance of adequate and well-controlled clinical trials in accordance with the FDA’s IND regulations, good clinical practice (“GCP”) requirements, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;
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

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMPs to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions on approval. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. REMS involve additional risk minimization strategies to ensure that the benefits of the product outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a new biologic candidate can request the FDA to designate the candidate for a specific indication for fast track status concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This “rolling review” is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

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

The Food and Drug Omnibus Reform Act, or FDORA, included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of product supply issues. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to orphan drug exclusivity. Competitors may receive approval of either a different drug for the same indication or the same drug for a different indication.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated and approved. The FDA may approve a second application for the same drug for a different use or a second application for a clinically superior version of the drug for the same use. Because healthcare professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite another product’s orphan exclusivity. The FDA cannot, however, approve the same drug made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

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

Approval or clearance of the companion or complementary diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion or complementary diagnostics in conjunction with the review of our products will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and Office of In Vitro Diagnostics. We may partner with a diagnostic provider to develop a companion or complementary diagnostic for certain of our product candidates. Review and approval of a companion or complementary diagnostic is typically done in parallel with development of the therapeutic product. However, it is possible that the FDA may permit approval of the companion or complementary diagnostic as a post-marketing commitment following a potential regulatory approval.

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

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of the product to the FDA together with a release protocol showing a summary of the lot manufacturing history and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before allowing the manufacturer to release the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of a BLA, biologics manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

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

PRIME designation in the European Union

In March 2016, the European Medicines Agency (the “EMA”) launched an initiative to facilitate development of product candidates of major interest from the point of view of public health and in particular from the point of view of therapeutic innovation. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligibility for the PRIME scheme depends on the availability of adequate preclinical and clinical data to justify a potential major public health interest prior to the initiation of confirmatory clinical trials at the proof-of-concept stage. Products from micro, small and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies and benefit from fee reductions with the EMA. Many benefits accrue to sponsors of product candidates with PRIME designation, including early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, scientific advice on key decision points for the preparation of the MAA and accelerated MAA assessment once a dossier has been submitted. More specifically, a kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Importantly, a dedicated EMA contact (rapporteur) from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies in the case of an advanced therapy, are appointed early in the PRIME scheme to provide continuous support and help to build knowledge ahead of a MAA.

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

Regulatory requirements after marketing authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s good manufacturing practices (“GMP”) requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in the manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

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

General Data Protection Regulation (the “GDPR”)

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

Additionally, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. On November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act, or the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CPRA took effect in most material respects on January 1, 2023. CCPA enforcement thus far has been limited; it has not been subject to significant litigation and judicial interpretation. As a result, it remains unclear how various provisions of the CCPA will be interpreted and enforced. State laws are changing rapidly and there is discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted. In addition, Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws.

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

Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products. Additional state and federal healthcare reform measures could be adopted in the future.

Human Capital Management

Employees. As of December 31, 2023, we employed 65 employees. We also engaged 21 independent contractors located in China as of December 31, 2023 pursuant to our relationship with BioDuro-Sundia, a U.S.-based provider of preclinical development services. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, annual incentive bonuses, and long-term equity awards tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental & vision) insurance, flexible spending accounts for health and dependent care needs, paid time off, paid parental leave, participation in our Employee Stock Purchase Plan and a 401(k) plan. In addition to our benefits, we offer wellness and stress management support which includes an on-site gym, company-wide wellness activities, wellness resources that are shared with employees each month, an Employee Assistance Program with counseling, and flexible work arrangements.

Diversity and Inclusion. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. Our current efforts are focused on four primary areas:

•
Safe work environment. We provide training to all employees to improve their understanding of behaviors that can be perceived as discriminatory, exclusionary, and/or harassing, and provide safe avenues for employees to report such behaviors.
•
Equal employment opportunity. We ensure that our practices and processes attract a diverse range of candidate, and that candidates are recruited, hired, paid, assigned, developed, and promoted based on merit and their alignment to our values.
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

We are a Phase 2 clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin (BA3011), ozuriftamab vedotin (BA3021), evalstotug (BA3071), and the ongoing Phase 1 clinical trial of BA3182 (CAB-EpCAM x CAB-CD3), establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to assess our future viability than it could be if we had a longer operating history.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $123.5 million and $106.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $416.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses begin to decrease as we complete enrollment for certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we will continue to incur significant expense in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, mecbotamab vedotin, ozuriftamab vedotin, evalstotug, and BA3182. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable foreign regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2023, we had approximately $111.5 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued. Our current operating plan includes prioritization of our programs and focusing on clinical development of selected assets and indications. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of our ongoing clinical trials for mecbotamab vedotin, ozuriftamab vedotin, evalstotug, and BA3182;
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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of mecbotamab vedotin, ozuriftamab vedotin, and evalstotug; we have begun dosing patients in our Phase 1 trial of BA3182 and various other product candidates are in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including, among others:

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

Moreover, success in clinical trials in a particular indication does not guarantee that a product candidate will be successful for the treatment of other indications. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot assure you that we will not face similar setbacks in our ongoing or planned clinical trials or in any subsequent or post-marketing confirmatory clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA will agree with our clinical trial plans, and we cannot assure you that the FDA will agree that the results from our trials will be sufficient to support approval of any of our product candidates. For example, the objective response rates on our primary endpoints may not be sufficient, we may not demonstrate a sufficient duration of response, or there may be limitations with the total sample size of our studies and dose selection strategy. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

Furthermore, in 2023, enrollment was completed in multi-center investigator-initiated clinical trials in Canada of mecbotamab vedotin and ozuriftamab vedotin in patients with platinum-resistant ovarian cancer using the lower effective dose of 1.8mg/kg Q2W of the two doses available. We do not control the design or administration of these or any other investigator-initiated trials that may be conducted, nor the submission or approval of any IND or foreign equivalent required to conduct any such trials. Any investigator-initiated trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of these or other investigator-initiated trials are inconsistent with, or different from, the results of our ongoing or planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-initiated trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

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

We are using our patented technology platform to develop CABs in oncology indications with our lead product candidates mecbotamab vedotin, ozuriftamab vedotin, evalstotug, and BA3182, as well as continuing to build our pipeline of product candidates. Our business depends not only on our ability to successfully develop, obtain regulatory approval for, and commercialize the product candidates we currently have in clinical and preclinical development, but to continue to generate new product candidates through our platform. Even if we are successful in continuing to build our pipeline and further progress the clinical development of our current product candidates, any additional product candidates may not be suitable for clinical development, including as a result of harmful side effects, manufacturing issues, limited efficacy or other characteristics that indicate that they are unlikely to be products that will succeed in clinical development, receive marketing approval or achieve market acceptance. If we cannot validate our technology platform by successfully commercializing CAB product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

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
•
the willingness of patients to obtain new biopsies or consent to provide existing tumor tissue specimens to support our clinical trials;
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
•
difficulties in manufacturing sufficient quantities of product candidate acceptable for use in clinical trials in a timely manner, or at all; or
•
health epidemics and outbreaks, including the COVID-19 pandemic, which in the past has resulted in, and in the future may result in, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols.

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

In our clinical trials for our antibody-drug conjugates mecbotamab vedotin and ozuriftamab vedotin, we have observed adverse events such as reversible myelosuppression, transient liver enzyme elevations, pyrexia, or fever, metabolic disturbances and peripheral neuropathy. In our clinical trial for evalstotug, we have observed infusion-related reactions and immune-related adverse events. We may also observe undesirable side effects in clinical trials for our other product candidates.

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

Further, clinical trials by their nature test product candidates in only samples of the potential patient populations. With a limited number of patients and limited duration of exposure in such trials, rare and severe side effects of our product candidates may not be uncovered until a significantly larger number of patients are exposed to the product candidate. For example, while we believe that mecbotamab vedotin, ozuriftamab vedotin, and evalstotug have demonstrated manageable tolerability profiles thus far, we cannot assure you that these and our other product candidates will not cause more severe side effects in a greater proportion of patients.

In addition, mecbotamab vedotin, ozuriftamab vedotin, and evalstotug are being studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with mecbotamab vedotin, ozuriftamab vedotin or our other product candidates may also be undergoing surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials.

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

Currently, we are evaluating the use of each of mecbotamab vedotin, ozuriftamab vedotin, and evalstotug in combination with an anti-PD-1 inhibitor. In the future, we may explore the use of these or our other product candidates in combination with other therapies. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

If use of a companion diagnostic test is determined to be essential for the safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, then the FDA generally will require approval or clearance of that companion diagnostic before or at the same time that the FDA approves our product candidates, if at all. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic. The process of obtaining or creating such diagnostic and obtaining PMA approval is time-consuming and costly and a delay in diagnostic approval could delay drug approval. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. For example, we have in the past explored predictive biomarkers, such as the TmPS, which measures AXL and ROR2 expression levels on the tumor membrane, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin. Currently, patients with negative or only 1% TmPS scores have experienced clinical benefit in our ongoing clinical trials. However, if the AXL and/or ROR2 TmPS scores predict those most likely to experience clinical benefit, we may be required to pursue the further use of a companion diagnostic in our mecbotamab vedotin or ozuriftamab vedotin clinical trials, and the available market for mecbotamab vedotin or ozuriftamab vedotin, both in patient numbers and patient acceptance of the protocol, could be limited. In addition, we expect to rely on third parties for the design, development and manufacture of companion diagnostic tests for any of our product candidates that require such tests.

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

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development of our programs.

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

We have not completed any large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and numerous other factors including the substantial discretion of regulatory authorities. The standards that the FDA and its foreign counterparts, including the EMA, use when regulating us and our existing or future collaborators require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. We are considering these and other policy changes as they relate to our programs.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In addition, in the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. Previously, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Healthcare reform initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices will represent a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and FDA authorized the first such plan in Florida in January 2024. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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
•
the U.S. Physician Payments Sunshine Act created under the ACA, and its implementing regulations, which require that certain manufacturers of drugs, devices, medical supplies and therapeutic biologics that are reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs report annually to the Department of Health and Human Services information related to certain payments and other transfers of value to physicians, as defined by such law, physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require that pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and information related to drug pricing, including price increases. State and local laws require the registration of pharmaceutical sales representatives.

Foreign and state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the EU is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we possess and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. We comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine and penalize violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Ongoing developments in the United Kingdom have created additional uncertainty regarding personal data transfers from the European Economic Area (EEA) to the United Kingdom following the termination of the personal data transfer grace period set out in the EU and United Kingdom Trade and Cooperation Agreement, which ended on June 30, 2021. It is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. Moreover, in July 2020 the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, as modified by the CPRA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. In addition, Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

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

Risks related to employee matters, managing our growth and other risks related to our business

If we fail to attract and retain qualified senior management and key clinical and scientific personnel, our business may be materially and adversely affected.

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

As of December 31, 2023, we had 65 employees, and 21 dedicated independent contractors based in China and engaged through our agreement with BioDuro-Sundia, a provider of preclinical development services. In order to successfully implement our development and commercialization plans and strategies, and operate as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including, among others:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and regulatory review process for mecbotamab vedotin, ozuriftamab vedotin, evalstotug, BA3182, and any other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize mecbotamab vedotin, ozuriftamab vedotin, evalstotug, BA3182, and any future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

To date, we have used the services of outside vendors to augment our capabilities in performing certain tasks, including preclinical and clinical trial management, manufacturing, statistics and analysis and research and development functions. Our growth strategy may also entail expanding our group of such contractors or consultants to assist in implementing these tasks going forward. Because we rely on numerous consultants, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for mecbotamab vedotin, ozuriftamab vedotin, evalstotug, BA3182, and any future product candidates or otherwise advance our business. We may not be able to manage our existing outside contractors or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize mecbotamab vedotin, ozuriftamab vedotin, evalstotug, BA3182, and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We depend on our information technology systems and those of our CROs, manufacturers, contractors and consultants. Our internal computer systems, such as our enterprise resource planning ("ERP") system, or those of any of our CROs, manufacturers, other contractors, consultants, existing or future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use or acquisition of or destruction of our proprietary and confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our reputation and material disruption of our operations.

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

We conduct preclinical research and development activities in China through BioDuro-Sundia, which is U.S. owned, but governed by Chinese laws, rules and regulations. Additionally, our agreement with Himalaya Therapeutics Limited Company is for the initiation of clinical trials of evalstotug in the People’s Republic of China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or not published at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in U.S. or EU legal systems.

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

A portion of our current operations are located in our facilities in San Diego, California, and we conduct a portion of our research and development activities in China through our arrangement with BioDuro-Sundia. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, all of our therapeutic antibodies are manufactured by starting with cells from a master cell bank which are stored in multiple locations to reduce the risk of loss. While we believe we will have adequate backup should any cell bank be lost in a catastrophic event, and we take precautions when transporting our cell banks, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of certain of our product candidates. In addition, we are currently exploring potential third-party collaborators for development and commercialization of select CAB product candidates. With respect to our collaborations, and what we expect will be the case with any future license or collaboration agreements, we have, and would expect to have, limited control over the amount and timing of resources that our existing or future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our existing or future collaborators’ willingness to select additional product candidates to license and their abilities and willingness to fulfill their payment obligations and successfully perform the functions assigned to them in these arrangements.

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

If we do not contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our development programs could be delayed and otherwise adversely affected. Furthermore, we depend on the availability of various animals to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development or to continue clinical development, including pharmacological and toxicology evaluations. There is currently a shortage of animals available for drug development due to an increase in demand from companies conducting research in the U.S., EU, and China. This has caused the cost of obtaining animals for our preclinical studies to increase dramatically, and if the shortage continues, could also result in delays to our development timelines. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan, protocols for the trial and regulatory requirements. The FDA requires preclinical studies to be conducted in accordance with GLPs and clinical trials to be conducted in accordance with GCPs, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies and clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Additionally, in January 2024, there was congressional activity, including the introduction of the BIOSECURE Act in the House of Representatives and a substantially similar Senate bill. If these bills became law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do some business with companies in China and it is possible some of our contractual counterparties could impacted by the legislation described above.

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

All of our therapeutic antibodies are manufactured by starting with cells from a cell bank. In accordance with cGMPs, we produce one master cell bank for each antibody manufactured, which is then stored in multiple locations to reduce the risk of loss. We have also created a working cell bank for certain manufactured antibodies. While we believe we will have adequate backup should any cell bank be lost in a catastrophic event, and we take precautions when transporting our cell banks, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against granted patents. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted patent claims thus attacked, or may lose the allowed or granted claims altogether. In the past we have been party to a patent opposition proceeding at the European Patent Office, or EPO, and we may in the future become party to patent opposition proceedings in the EPO or similar proceedings in other foreign patent offices. In addition, we cannot assure you that:

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, sometimes narrowing the scope of patent protection available in certain circumstances, or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and the patents we might obtain or license in the future.

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
•
actual or anticipated changes in earnings estimates or changes in stock market analysts' recommendations regarding our common stock, other comparable companies or our industry generally;
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

As of December 31, 2023, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 36.5% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 6.4%, of our outstanding common stock, as of December 31, 2023.

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

In addition, we have entered into certain related party transactions with Himalaya Therapeutics SEZC, Inversagen, LLC and BioAtla Holdings, LLC, including various licensing arrangements with respect to certain CAB antibodies. Dr. Short and his spouse are each a manager of Inversagen, LLC and BioAtla Holdings, LLC and a director of Himalaya Therapeutics SEZC. In addition, Dr. Short's spouse is also an officer of Himalaya Therapeutics SEZC. These related party transactions, and any future related party transactions, create the possibility of actual conflicts of interest with regard to Dr. Short.

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

We registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, which shares will be able to be sold in the public market upon issuance, subject to applicable securities laws.

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

In addition to that initial 2021 requirement, the law mandated that the number of directors from underrepresented communities be increased by the end of calendar year 2022, depending on the size of the board.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities, including obtaining director and officer liability insurance, and maintaining such coverage, more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy:

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks.

We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:

•
conducting regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K
•
regular cybersecurity training programs for employees and management; and annual cybersecurity management training for employees involved in our systems and processes that handle sensitive data;
•
leveraging the NIST incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
•
operating threat intelligence processes designed to research our adversaries;
•
closely monitoring emerging data protection laws and implementing changes to our processes designed to comply;
•
conducting regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•
through policy, practice, and contract (as applicable) requiring employees, as well as third-parties who provide services on our behalf, to treat sensitive information with care;
•
carrying information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident; and
•
maintaining a risk management program for suppliers, vendors, and other third parties, which includes conducting pre-engagement risk-based diligence, implementing contractual security and notification provisions, and ongoing monitoring as needed.

These approaches vary in maturity across the business, and we work to continually improve them.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigation.

As part of the above approach and processes, we have engaged an assessors to review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We depend on our information technology systems and those of our CROs, manufacturers, contractors and consultants. Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, existing or future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use or acquisition of or destruction of our proprietary and confidential data, employee data or personal data, which could result in additional costs, loss of revenue significant liabilities, harm to our reputation and material disruption of our operations” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, and under the heading “Risks related to employee matters, managing our growth and other risks related to our business.”

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance:

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. The Audit Committee semi-annually receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials indicating current and emerging cybersecurity threat risks, and describing the company’s ability to mitigate those risks. Members of the Board and the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks may also be considered during separate Board meeting discussions.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Senior Vice President of IP and Contracts and other members of the management team. Our team has over ten years in information technology, cybersecurity, risk management, and compliance and includes individuals with BS degrees in Information Technology and several information technology and security certifications.

These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response plan and cybersecurity disclosure controls and procedures define the process to disclose such a material cybersecurity incident.

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

Holders of Record

As of March 26, 2024, there were 28 stockholders of record of our common stock and 0 stockholders of record of our Class B common stock. These numbers were derived from our stockholder records and do not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On December 15, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-250093), as amended, filed in connection with our Initial Public Offering (“IPO”). At the closing of the offering on December 18, 2020, we issued and sold 12,075,000 shares of our common stock at the initial public offering price to the public of $18.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $217.4 million, before deducting underwriting discounts and commissions of approximately $15.2 million and estimated offering costs of approximately $3.8 million. J.P. Morgan, Jefferies and Credit Suisse acted as joint book-running managers for the offering. BTIG acted as co-manager for the offering. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As of December 31, 2023, we have used all $198.3 million of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on December 17, 2020.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward-Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

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

We are a United States-based company with research facilities in San Diego, California and, through our contractual relationship with BioDuro-Sundia, a provider of preclinical development services, in Beijing, China. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin (BA3011), ozuriftamab vedotin (BA3021), and evalstotug (BA3071), and our Phase 1 clinical trial of BA3182 (CAB-EpCAM x CAB-CD3), establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. Since 2014, such research and development activities have exclusively related to the research, development, manufacture and Phase 1 and Phase 2 clinical testing of our CAB antibody-based product candidates and the strengthening of our proprietary CAB technology platform and pipeline.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $123.5 million and $106.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $416.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to be variable as we focus development efforts on our prioritized programs. Research and development expenses will vary as we continue to advance clinical trials of our lead product candidates, and will decrease once we complete enrollment and treatment of patients in those trials.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•
advance the clinical development of mecbotamab vedotin;
•
advance the clinical development of ozuriftamab vedotin;
•
advance the clinical development of evalstotug;
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

As of December 31, 2023, our cash and cash equivalents totaled approximately $111.5 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. Our current operating plan includes plans to complete enrollment in certain of our clinical trials, delaying development of certain pre-clinical programs, and prioritizing and focusing clinical development on selected assets and indications. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

The Company has entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 7 to our financial statements). Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenues from collaborations, licenses, or our legacy service contracts during the years ended December 31, 2023 and 2022, respectively.

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

We expect our research and development expenses to remain variable from quarter to quarter as we continue to advance our clinical programs, then decreasing after we complete enrollment and treatment in certain of our clinical trials, and focus development on selected high potential indications. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. Successful product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, to the extent that our product candidates continue to advance into clinical trials, including larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, the quality and consistency in their manufacture, investment in our clinical programs and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects and programs or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

General and administrative

Our general and administrative expenses include personnel-related expenses for personnel in our executive, finance, corporate and other administrative functions, intellectual property and patent costs, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, investor relations, audit and accounting services and insurance costs. Personnel-related expenses consist of salaries, benefits and equity-based compensation. We expect our general and administrative expenses to remain flat to moderately increasing in the future to support development of our prioritized CAB programs.

Interest income

Interest income consists primarily of interest earned on our cash and cash equivalent balances.

Results of operations

Comparison of the years ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	103,731	79,347	24,384
General and administrative	25,956	28,793	(2,837)
Total operating expenses	129,687	108,140	21,547
Loss from operations	(129,687)	(108,140)	(21,547)
Other income:
Interest income	6,312	1,648	4,664
Other income (expense)	(87)	10	(97)
Total other income	6,225	1,658	4,567
Net loss and comprehensive loss	$(123,462)	$(106,482)	$(16,980)

Research and development expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Years Ended December 31,
	2023	2022	Change
	(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$24,533	$17,444	$7,089
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	13,530	9,391	4,139
Evalstotug, BA3071 (CAB CTLA-4)	17,099	9,671	7,428
BA3182 (CAB EpCAM x CAB CD3)	4,048	6,161	(2,113)
Other CAB Programs	22,159	17,321	4,838
Total external expenses	81,369	59,988	21,381
Personnel and related	12,552	10,758	1,794
Equity-based compensation	5,462	5,419	43
Facilities and other	4,348	3,182	1,166
Total research and development expenses	$103,731	$79,347	$24,384

Research and development expenses were $103.7 million and $79.3 million for the years ended December 31, 2023 and 2022, respectively. The increase of approximately $24.4 million was primarily driven by an $11.2 million increase for our Phase 2 clinical-stage ADC programs which are being developed in multiple indications, a $7.4 million increase in our CTLA4 immuno-oncology program which progressed to Phase 2 development during 2023, a $4.8 million increase for various pre-clinical programs primarily our CAB B7-H3 x CD3 bispecific program and our next generation CAB Nectin-4 ADC program which we are advancing to IND, a $1.8 million increase in personnel related costs due to an increase in headcount to support ongoing development activities for our clinical programs, and a $1.2 million increase in facility and other allocated costs, offset by a decrease of $2.1 million related to our EpCAM bispecific program which completed manufacturing in 2022 and received an IND in February 2023.

General and administrative expense

General and administrative expenses were $26.0 million and $28.8 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $2.8 million was primarily driven by a decrease of $1.1 million decrease in insurance due to a decrease in premiums for our D&O policy, a $1.1 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.7 million decrease in accounting, legal services and consulting primarily related to a $1.0 million legal settlement in 2022.

Interest income

Interest income was $6.3 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively. The increase of $4.7 million was due to higher yields earned as compared to the same period in 2022.

Liquidity and capital resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of December 31, 2023, we had cash and cash equivalents of $111.5 million.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) acting as sales agent pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. We have not sold any shares of our common stock under the Sales Agreement as of December 31, 2023.

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

Cash flows

The following summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(104,015)	$(90,420)
Investing activities	(98)	(265)
Financing activities	77	61,213
Net decrease in cash and cash equivalents	$(104,036)	$(29,472)

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $104.0 million, which consisted of a net loss of $123.5 million, a net change of $4.7 million in our net operating assets and liabilities and $14.8 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $5.3 million, partially offset by a decrease in operating lease right-of-use assets and liabilities of $0.6 million. The non-cash transactions primarily consisted of $13.5 million of stock-based compensation and non-cash charges of $1.2 million related to depreciation and amortization.

Net cash used in operating activities for the year ended December 31, 2022 was $90.4 million, which consisted of a net loss of $106.5 million, a net increase of $0.3 million in our net operating assets and liabilities and $15.8 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $2.6 million, partially offset by an increase in accounts payable and accrued expenses of $3.4 million and a net decrease in operating lease right-of-use assets and liabilities of $0.5 million. The non-cash transactions primarily consisted of $14.6 million of stock-based compensation and non-cash charges of $1.2 million related to depreciation and amortization.

Cash used in investing activities

Cash used in investing activities was $0.1 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, primarily related to the purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $77,000 for the year ended December 31, 2023, which consisted primarily of the net proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $336,000, partially offset by payment of taxes related to the net settlement of equity awards of $259,000.

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

While our significant accounting policies are described in the Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Accrued expenses

As part of the process of preparing our financial statements, we accrue expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. The estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

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

ITEM 8. Financial Statements and Supplementary Data

BioAtla, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioAtla, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioAtla, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual of Clinical Trial Expenses

Description of the Matter

During 2023, the Company incurred $103.7 million for research and development expenses and as of December 31, 2023 accrued $12.5 million for clinical trial costs. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon actual work completed in accordance with signed agreements.

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

San Diego, California

March 26, 2024

BioAtla, Inc.

Balance Sheets

(in thousands, except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$111,471	$215,507
Prepaid expenses and other current assets	4,935	4,924
Total current assets	116,406	220,431
Property and equipment, net	1,603	2,728
Operating lease right-of-use-asset, net	1,495	2,423
Other assets	154	154
Total assets	$119,658	$225,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,720	$21,610
Operating lease liabilities	1,624	1,521
Total current liabilities	28,344	23,131
Operating lease liabilities, less current portion	836	2,460
Liability to licensor	19,806	19,806
Total liabilities	48,986	45,397
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2023 and December 31, 2022; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at December 31, 2023 and December 31, 2022; 48,077,599 and 46,336,166 shares issued and outstanding at December 31, 2023 and December 31, 2022	5	5
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at December 31, 2023 and December 31, 2022; 0 and 1,211,959 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	486,930	473,135
Accumulated deficit	(416,263)	(292,801)
Total stockholders' equity	70,672	180,339
Total liabilities and stockholders’ equity	$119,658	$225,736

See accompanying notes.

BioAtla, Inc.

Statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

	Years ended December 31,
	2023	2022
Operating expenses:
Research and development expense	103,731	79,347
General and administrative expense	25,956	28,793
Total operating expenses	129,687	108,140
Loss from operations	(129,687)	(108,140)
Other income:
Interest income	6,312	1,648
Other income (expense)	(87)	10
Total other income	6,225	1,658
Net loss and comprehensive loss	$(123,462)	$(106,482)
Net loss per common share, basic and diluted	$(2.58)	$(2.74)
Weighted-average shares of common stock outstanding, basic and diluted	47,777,568	38,927,268

See accompanying notes.

BioAtla, Inc.

Statements of stockholders’ equity

(in thousands, except share amounts)

	Common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	35,799,233	$4	1,492,059	$—	$397,136	$(186,319)	$210,821
Issuance of common stock, net of $3,318 of issuance costs	9,745,128	1	—	—	61,681	—	61,682
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	364,141	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	147,564	—	—	—	289	—	289
Taxes related to net share settlement of equity awards	—	—	—	—	(534)	—	(534)
Conversion of Class B Common Stock	280,100	—	(280,100)	—	—	—	—
Stock-based compensation expense	—	—	—	—	14,563	—	14,563
Net loss	—	—	—	—	—	(106,482)	(106,482)
Balance at December 31, 2022	46,336,166	$5	1,211,959	$—	$473,135	$(292,801)	$180,339
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	318,634	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	165,550	—	—	—	336	—	336
Issuance of common stock for director compensation	45,290	—	—	—	107	—	107
Taxes related to net share settlement of equity awards	—	—	—	—	(192)	—	(192)
Conversion of Class B Common Stock	1,211,959	—	(1,211,959)	—	—	—	—
Stock-based compensation expense	—	—	—	—	13,544	—	13,544
Net loss	—	—	—	—	—	(123,462)	(123,462)
Balance at December 31, 2023	48,077,599	$5	—	$—	$486,930	$(416,263)	$70,672

See accompanying notes.

BioAtla, Inc.

Statements of cash flows

(in thousands)

	Years ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(123,462)	$(106,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,221	1,199
Loss on disposal of property and equipment	2	13
Stock-based compensation	13,544	14,563
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11)	(2,611)
Accounts payable and accrued expenses	5,284	3,411
Right-of-use assets and lease liabilities, net	(593)	(513)
Net cash used in operating activities	(104,015)	(90,420)
Cash flows from investing activities
Purchases of property and equipment	(98)	(268)
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	(98)	(265)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	61,682
Proceeds from issuance of common stock under Employee Stock Purchase Plan	336	289
Payments for taxes related to net settlement of equity awards	(259)	(758)
Net cash provided by financing activities	77	61,213
Net decrease in cash and cash equivalents	(104,036)	(29,472)
Cash and cash equivalents, beginning of period	215,507	244,979
Cash and cash equivalents, end of period	$111,471	$215,507
Supplemental disclosure of non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$—	$1
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$6	$67

See accompanying notes.

BioAtla, Inc.

Notes to financial statements

1. Organization and summary of significant accounting policies

Organization

BioAtla, LLC was formed in Delaware in March 2007 and was converted to a Delaware corporation in July 2020 and renamed BioAtla, Inc. (the “Company”). The Company has a proprietary platform for creating biologics, including its conditionally active biologics (“CAB” or “CABs”). CABs have been designed to be active only under certain conditions found in diseased tissue, while remaining inactive in normal tissue. The Company is currently in clinical development of its two lead CAB antibody drug conjugates (“CAB ADC”) targeting AXL and ROR2 receptors, its CAB immune-oncology antibody targeting CTLA-4, and its CAB bispecific antibody targeting EpCAM.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). BioAtla, Inc. is a single legal entity with no consolidated variable interest entities ("VIEs") or subsidiaries (see Note 8).

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of December 31, 2023, the Company had an accumulated deficit of $416.3 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company has not sold any shares of its common stock under the Sales Agreement as of December 31, 2023.

Management is required to perform a two-step analysis of the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management’s assessment included the preparation of cash flow forecasts resulting in management’s conclusion that there is not substantial doubt about the Company’s ability to continue as a going concern as its current cash and cash equivalents will be sufficient to fund the Company’s operations for a period of at least one year from the issuance date of these financial statements.

Variable Interest Entities (“VIE”)

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE. VIEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently, (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity and (iii) the legal entity is structured with substantive voting rights. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The Company has a controlling financial interest in a VIE when the Company has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether or not it has a controlling financial interest (see Note 8).

Use of Estimates

The Company’s financial statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development costs, equity-based compensation and fair value measurements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of highly rated securities including U.S. Government and U.S. Treasury money market funds, which are unrestricted as to withdrawal or use. The cash and cash equivalents balance as of December 31, 2023 and 2022 includes $50.4 million and $0, respectively, invested in U.S. Government and U.S. Treasury money market funds.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses for the years ended December 31, 2023 and 2022.

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

Research and Development Expenses

The Company’s activities have largely consisted of research and development efforts related to developing our CAB programs. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to expense as incurred. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in the accompanying balance sheets as prepaid or accrued expenses. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

As of December 31, 2023, the Company has accrued $12.5 million related to clinical trial costs. The Company has entered into contracts related to its clinical trials with clinical research organizations. The Company reviews and accrues clinical trial costs based on work performed, which relies on estimates and assumptions of total trial management costs, sites activated, patients enrolled, and number of patient visits. The Company follows this method since reasonably dependable estimates of the costs applicable to clinical trials can be made. Accrued clinical trial costs are subject to revisions as the trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. A modification in the protocol of a clinical trial or cancellation of a trial could result in a material change to the Company's results of operations.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	December 31,
	2023	2022
Common stock options	6,273,507	2,736,918
Restricted stock units	99,104	510,039
ESPP Shares	57,253	13,370
Total	6,429,864	3,260,327

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

2. Balance sheet details

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development	$4,615	$4,385
Other prepaid expenses and current assets	320	539
Total	$4,935	$4,924

Property and equipment consist of the following (in thousands):

		December 31,
	Useful life (years)	2023	2022
Furniture, fixtures and office equipment	3 - 7	$1,721	$2,140
Laboratory equipment	5	2,280	2,265
Leasehold improvements	2 - 3	3,680	3,687
		7,681	8,092
Less accumulated depreciation and amortization		(6,078)	(5,364)
Total		$1,603	$2,728

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accounts payable	$3,819	$4,231
Accrued compensation	3,790	3,451
Accrued research and development	18,246	12,649
Other accrued expenses	865	1,279
Total	$26,720	$21,610

3. Fair value measurements

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of December 31, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

As of December 31, 2023 and 2022, the Company had $50.4 million and $0, respectively, invested in U.S. Government and U.S. Treasury money market funds which are recorded as cash equivalents and represent a Level 1 measurement within the fair value hierarchy.

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

The components of lease expense included in the Company’s statements of operations and loss include (in thousands):

	Years ended December 31,
	2023	2022
Operating lease expense	$1,043	$1,043
Variable lease expense	544	460
Total lease expense, net	$1,587	$1,503

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the year ended December 31, 2023.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (in years)	1.5	2.5
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating leases	$1,500	$1,555

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Years ending December 31:	Operating lease
2024	$1,685
2025	845
Thereafter	—
Total future lease payments	2,530
Less imputed interest	(70)
Total operating lease liabilities	$2,460

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

Common stock warrants

The Company issued the warrants described below in 2016 in connection with certain advisory services. The warrants became exercisable upon the Company's IPO for a period of 365 and 450 days.

Upon adoption of ASU No. 2018-07 on October 1, 2020, the measurement date of the warrants became fixed in accordance with the guidance, and such fair value was nominal since the warrants were deeply out-of-the-money. In December 2021, a total of 566,586 warrants with an exercise period of 365 days after the Company's IPO expired unexercised. The remaining 151,088 warrants with an exercise period of 450 days after the Company's IPO expired unexercised in March 2022. Accordingly, there are no remaining common stock warrants outstanding and exercisable at December 31, 2022 or December 31, 2023.

Open market sale agreement

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

2020 Equity Incentive Plan

On October 29, 2020, the Company’s board of directors approved the adoption of the BioAtla, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and approved certain amendments to the 2020 Plan in December 2020. The Company’s stockholders approved the 2020 Plan, as amended, in December 2020. Under the 2020 Plan, the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of December 31, 2023 and 2022, the total number of common shares authorized for issuance under the 2020 Plan was 9,196,970 and 7,658,509, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

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

Stock-based compensation expense recognized for all equity awards under the 2020 Plan has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2023	2022
Research and development	$5,462	$5,419
General and administrative	8,082	9,144
Total	$13,544	$14,563

Restricted stock units

In December 2022, the Company’s board of directors approved an amendment to the Director Compensation Policy, which allows each director to elect to receive their quarterly director fees in the form of restricted stock in lieu of cash. Two board members elected to receive shares of restricted stock in lieu of cash. For the twelve months ended December 31, 2023, the Company issued 45,290 shares of fully vested restricted stock to the two board members. Compensation expense was earned and recognized for these fully vested restricted stock grants in the amount of $0.1 million for the twelve months ended December 31, 2023.

The following table summarizes RSU activity under the 2020 Plan for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted - average grant date fair value
Outstanding at December 31, 2021	975,046	$—
Granted	—	$—
Vested	(446,260)	$18.00
Forfeited	(18,747)
Outstanding at December 31, 2022	510,039	$18.00
Granted	45,290	$2.35
Vested	(433,948)	$16.37
Forfeited	(22,277)	$18.00
Outstanding at December 31, 2023	99,104	$18.00

As of December 31, 2023, total unrecognized stock-based compensation expense for RSUs was $1.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.7 years.

Stock options

The following table summarizes stock option activity under the 2020 Plan for the year ended December 31, 2023 and 2022 (in thousands, except share and per option data and years):

	Number of options	Weighted - average exercise price per option	Weighted - average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2021	1,086,902	$26.76	9.22	$991,495
Granted	1,718,200	$6.35
Exercised	—	$—
Forfeited	(50,387)	$21.64
Expired	(17,797)	$40.00
Balance at December 31, 2022	2,736,918	$13.82	8.82	$3,636,148
Granted	4,020,395	$3.74
Exercised	—	$—
Forfeited	(371,439)	$7.20
Expired	(112,367)	$20.96
Balance at December 31, 2023	6,273,507	$7.62	8.64	$74,680
Vested and expected to vest at December 31, 2023	6,273,507	$7.62	8.64	$74,680
Exercisable at December 31, 2023	1,429,449	$14.98	7.75	$2,007

As of December 31, 2023, total unrecognized stock-based compensation cost for unvested common stock options was $15.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years. The weighted- average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $2.61 per share and $4.06 per share, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022 was $6.7 million and $6.9 million, respectively. Upon option exercise, the Company issues new shares of its common stock.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Years ended December 31,
	2023	2022
Expected volatility	77.9%	74.9%
Risk-free interest rate	3.89%	2.14%
Expected dividend yield	0.0%	0.0%
Expected term	6.05 years	6.04 years

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

Employee Stock Purchase Plan

In December 2020, the Company’s board of directors and stockholders approved the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of December 31, 2023 and 2022, a total of 1,737,098 and 1,229,148 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). During the years ended December 31, 2023 and 2022, the Company issued 165,550 and 147,564 shares of common stock under the ESPP, respectively. As of December 31, 2023, 1,412,802 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the twelve months ended December 31, 2023 and 2022 was $0.2 million, respectively.

Common stock reserved for future issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	December 31,
	2023	2022
Common stock options and restricted stock units issued and outstanding	6,372,611	3,246,957
Awards available for future issuance under the 2020 Plan	991,413	3,012,554
Awards available for future issuance under the ESPP	1,412,802	1,070,402
Total common stock reserved for future issuance	8,776,826	7,329,913

7. Collaboration, license and option agreements

Global Co-Development and Collaboration Agreement with BeiGene

In April 2019, the Company entered into a Global Co-Development and Collaboration agreement (the “BeiGene Collaboration”) with BeiGene, Ltd. and BeiGene Switzerland GmbH (collectively “BeiGene”), for the development, manufacturing and commercialization of the Company’s investigational CAB CTLA-4 antibody (evalstotug, BA3071). The BeiGene Collaboration was amended several times between 2019 and 2021 and the Company received a total of $25.0 million in non-refundable payments from BeiGene during that time.

In November 2021, the BeiGene Collaboration was terminated, subject to survival of certain provisions, and BeiGene handed back rights to know-how and materials received under the amended BeiGene Collaboration. As a result, the Company is responsible for the global development and commercialization of evalstotug. As consideration for this amendment, the Company agreed to pay BeiGene mid-single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of evalstotug. The

Company reclassified its then remaining $19.8 million of deferred revenue as a long-term liability which is expected to settle as licensing payments are made to BeiGene in accordance with the resulting amendment. In the event the license is terminated, the liability will be extinguished with no further payment to BeiGene.

The Company did not recognize any revenue related to the collaboration agreement with BeiGene for the years ended December 31, 2023 and 2022. The Company had a $19.8 million Liability to Licensor as of December 31, 2023 and 2022.

Collaboration and Supply Agreement with Bristol-Myers Squib

In January 2022, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s Conditionally Active Biologic Antibody Drug Conjugates, mecbotamab vedotin (BA3011) and ozuriftamab vedotin (BA3021), each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company will serve as the study sponsor of the scheduled studies and will be responsible for costs associated with the trial execution. BMS will provide Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for our mecbotamab vedotin and ozuriftamab vedotin combination study trials. There was no impact to the Company's financial results for the years ended December 31, 2023 or 2022 as a result of this agreement.

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

Inversagen has only nominal assets and liabilities and is a VIE as the entity lacks sufficient equity to finance its activities without additional subordinated financial support. The Company does not consolidate Inversagen as it is not the primary beneficiary; the Inversagen License and the Amended Inversagen License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in Inversagen, and no exposure to its losses. The Company has not provided any services to Inversagen, has not provided any support to Inversagen and has no obligation to do so, and Inversagen’s creditors have no recourse to the general credit of the Company. The Company does not have any assets or liabilities associated with its variable interest in Inversagen at December 31, 2023 and 2022.

Inversagen is a related party of the Company. Dr. Jay Short and his spouse serve as managers of Inversagen.

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

In addition, effective January 1, 2020, the Company entered into a Royalty Sharing Agreement whereby the Company agreed to share with BioAtla Holdings 50% of the royalties it receives from its Exclusive License Agreement with EXUMA Biotech Corp.

BioAtla Holdings is a variable interest entity as it does not have sufficient equity to finance its activities without additional subordinated financial support. The royalty payments and option to acquire assets represent variable interests held by the Company in BioAtla Holdings. The Company is not the primary beneficiary of BioAtla Holdings, however, as the BioAtla Holdings License and Amended BioAtla Holdings License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in BioAtla Holdings, and no exposure to its losses. BioAtla Holdings is currently inactive, and the Company has not provided any support to BioAtla Holdings and has no obligation to do so, and BioAtla Holdings’ creditors have no recourse to the general credit of the

Company. The Company does not have any assets or liabilities associated with its variable interests in BioAtla Holdings at December 31, 2023 and 2022.

BioAtla Holdings is a related party of the Company. Dr. Jay Short and his spouse serve as managers of BioAtla Holdings.

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

Himalaya Therapeutics SEZC is a VIE as it does not have sufficient equity to finance its activities without additional subordinated financial support. The Company is not obligated to provide financial support to Himalaya Therapeutics SEZC. The Company is not the primary beneficiary of Himalaya Therapeutics SEZC, however, as the Amended Rights Agreement does not provide BioAtla, Inc. with the power to direct activities of a VIE that most significantly impact the VIE’s economic performance, such as decision-making power over the direction of its development efforts or the search for or terms of any future financing arrangements. The Company does not have any assets or liabilities recorded at December 31, 2023 associated with its variable interest in Himalaya Therapeutics SEZC, and has no exposure to Himalaya Therapeutics SEZC losses.

Himalaya Therapeutics SEZC is a related party as Dr. Jay Short and his spouse serve as directors, and Dr. Short's spouse also serves as an officer of such entity.

Clinical Trial Services Agreement

In April 2022, the Company entered into a Clinical Trial Agreement with Himalaya Therapeutics SEZC. Under the agreement, Himalaya Therapeutics SEZC agreed to provide services related to the initiation of clinical trials for mecbotamab vedotin in the People’s Republic of China. For the first year following effectiveness of the agreement, the Company has agreed to pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel. Payments were due and payable by BioAtla to Himalaya Therapeutics SEZC on a quarterly calendar basis and are non-refundable. The Company made its final payment under the agreement in January 2023. For the twelve months ended December 31, 2023 and 2022, the Company recognized $0.1 million and $0.4 million in research and development expense related to the Clinical Trial Agreement, respectively. The Company did not have any amounts due from or due to Himalaya Therapeutics SEZC as of December 31, 2023. In January 2024, the Clinical Trial Agreement was amended to extend the agreement for 12 additional months. Under the amended agreement, BioAtla will pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel and provide services related to the initiation of clinical trials for evalstotug in China.

Himalaya Parent LLC

Dr. Jay Short and his spouse serve as managers of Himalaya Parent LLC. The Company does not have a variable interest in Himalaya Parent LLC.

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

10. Income taxes

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the Company’s income tax expense is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Tax computed at the federal statutory rate	$(25,927)	$(22,361)
State income taxes, net of federal tax benefit	(8)	(6)
Nondeductible executive compensation	99	685
Stock-based compensation	1,326	1,132
Research and development and orphan drug credits	(6,205)	(3,692)
Uncertain tax positions	1,551	910
Other, net	228	(23)
Valuation allowance	28,936	23,355
Income tax expense	$—	$—

The Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$25,034	$17,430
Liability to licensor	4,159	4,159
Goodwill	2,938	3,193
Lease liability	517	836
Accrued compensation	746	659
Research credit carryforwards	10,379	5,760
Section 174 cost capitalization	31,220	14,523
Section 59(e) cost capitalization	8,400	9,450
Stock-based compensation	2,790	1,628
Other	4	3
Gross deferred tax assets	86,187	57,641
Less: valuation allowance	(85,642)	(56,706)
Total deferred tax assets	545	935
Deferred tax liabilities:
Fixed assets	(231)	(426)
Operating lease right-of-use asset	(314)	(509)
Total deferred tax liabilities	(545)	(935)
Net deferred tax assets	$—	$—

A valuation allowance of approximately $85.6 million as of December 31, 2023 has been established to offset the deferred tax assets as the Company has determined that it is not more likely than not that these assets will be realized. The valuation allowance increased by approximately $28.9 million during 2023.

At December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $119.2 million and $0.2 million, respectively. The federal and state net operating losses can be carried forward indefinitely, subject to an 80% limitation against taxable income. The state net operating losses will begin to expire in 2042, unless previously utilized.

At December 31, 2023, the Company had federal and California research and development credit carryforwards of approximately $7.8 million and $2.7 million, respectively. The federal credit carryforwards will begin to expire in 2040, unless previously utilized. The California credits will carry forward indefinitely.

At December 31, 2023, the Company also had federal orphan drug credit carryforwards of approximately $3.9 million. The orphan drug credit carryforwards will begin to expire in 2041, unless previously utilized.

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

Under the FASB's accounting guidance related to income tax positions, among other things, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the guidance provides further clarification on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company regularly evaluates the likelihood of recognizing the benefit for income tax positions taken in various federal and state filings by considering all relevant facts, circumstances, and information available.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Unrecognized tax benefits - beginning	$1,968	$1,011
Gross increases - tax positions in prior period	161	11
Gross increase – current-period tax positions	1,473	946
Unrecognized tax benefits - ending	$3,602	$1,968

As of December 31, 2023, the Company had gross unrecognized tax benefits of approximately $3.6 million, none of which would affect the Company’s effective tax rate due to the existence of the valuation allowance. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet and has not recognized interest or penalties in the statements of operations and comprehensive income for the year ended December 31, 2023. The Company does not anticipate a significant change to its liability for unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is subject to examination by tax authorities in those jurisdictions since 2020 and 2019, respectively, and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforward amount. The Company is not currently under examination by any jurisdiction.

11. Subsequent events

The Company has completed an evaluation of all subsequent events through March 26, 2024 for the financial statements as of and for the year ended December 31, 2023 to ensure these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. Except as described below or elsewhere in these financial statements, the Company has concluded that no subsequent event has occurred that requires disclosure.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Management’s Report on Internal Control over Financial Reporting above.

ITEM 9B. Other Information

During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

We have adopted a Company Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.bioatla.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

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

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM 16. Form 10-K Summary

None.

Exhibit Index

The following exhibits, if not filed or furnished herewith, are incorporated herein by reference to this Annual Report on form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of BioAtla, Inc.	8-K	001-39787	3.1	12-18-2020
3.2	Amended and Restated Bylaws of BioAtla, Inc.	8-K	001-39787	3.1	01-05-2024
4.1	Specimen Common Stock Certificate evidencing the shares of common stock	S-1/A	333-250093	4.1	12-08-2020
4.2	Investors’ Rights Agreement, dated July 13, 2020	S-1/A	333-250093	4.2	12-08-2020
4.3	Description of Securities					X
10.1+	2020 Equity Incentive Plan	S-1/A	333-250093	10.1	12-08-2020
10.2+	Amendment No. 1 to 2020 Equity Incentive Plan	S-8	333-251520	99.2	12-18-2020
10.3+	2020 Employee Stock Purchase Plan	S-1/A	333-250093	10.3	12-08-2020
10.4*	Exclusive Rights Agreement with Himalaya SEZC, dated January 1, 2020	S-1	333-250093	10.4	11-13-2020
10.5*	Global Co-Development and Collaboration Agreement with BeiGene, Ltd. and BeiGene Switzerland GmbH, dated April 8, 2019, as amended by First Amendment, dated December 24, 2019 and as amended by Second Amendment, October 5, 2020	S-1	333-250093	10.8	11-13-2020
10.6+	Employment Letter Agreement between BioAtla, LLC and Jay Short, as amended by the Letter Amendment dated October 1, 2011	S-1/A	333-250093	10.11	12-08-2020
10.7+	Severance Agreement between BioAtla, LLC and Jay Short, dated July 1, 2018	S-1/A	333-250093	10.13	12-08-2020
10.8+	Offer Letter between BioAtla, LLC and Scott Smith, dated August 2, 2018	S-1/A	333-250093	10.14	12-08-2020
10.9+	Letter Agreement between BioAtla, LLC and Scott Smith, dated August 3, 2018	S-1/A	333-250093	10.15	12-08-2020
10.10+	Severance Agreement between BioAtla, LLC and Scott Smith, dated August 20, 2018	S-1/A	333-250093	10.16	12-08-2020
10.11+	Offer Letter between BioAtla, LLC and Richard Waldron, dated October 23, 2013	10-K	001-39787	10.19	02-28-2022
10.12+	Severance Agreement between BioAtla, LLC and Richard Waldron, dated July 1, 2018	10-K	001-39787	10.20	02-28-2022

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
10.13+	Offer Letter between BioAtla, LLC and Eric Sievers, dated June 17, 2019	10-K	001-39787	10.21	02-28-2022
10.14+	Offer Letter between BioAtla, LLC and Christian Vasquez, dated October 22, 2015	10-K	001-39787	10.22	02-28-2022
10.15+	Form of Indemnification Agreement between the Registrant and each of its executive officers or directors	S-1/A	333-250093	10.18	12-08-2020
10.16	Lease Agreement with HCP Torreyana, LLC, dated June 2, 2017	S-1/A	333-250093	10.19	12-08-2020
10.17	First Amendment to Lease with HCP Torreyana, dated January 16, 2019					X
10.18*	Master Clinical Trial Collaboration Agreement, dated January 5, 2022, by and between BioAtla, Inc. and Bristol-Myers Squibb Company	10-Q	001-39787	10.2	11-04-2022
10.19*	First Amendment to Master Clinical Trial Agreement between BioAtla, Inc. and Bristol-Myers Squibb Company	10-K	001-39787	10.24	03-23-2023
10.20*	China Clinical Trial Services Agreement, dated April 8, 2022, by and between BioAtla, Inc. and Himalaya Therapeutics Limited Company	10-Q	001-39787	10.1	08-09-2022
10.21+	Amendment No. 2 to 2020 Equity Incentive Plan	10-K	001-39787	10.26	02-28-2022
10.22+	Amendment No. 1 to Employee Stock Purchase Plan	10-K	001-39787	10.27	02-28-2022
10.23*	Amendment No. 3 to Global Co-Development and Collaboration Agreement among BeiGene, Ltd., BeiGene Switzerland GmbH and BioAtla, Inc.	10-K	001-39787	10.28	02-28-2022
10.24+	Form of Non-Employee Director Stock Option Agreement					X
10.25+	Form of Employee Stock Option Agreement					X
10.26+	Amended and Restated BioAtla Director Compensation Policy	10-K	001-39787	10.31	03-23-2023
10.27+	BioAtla, Inc. Management Change of Control Severance Plan	8-K	001-39787	10.1	09-21-2022
10.28	Open Market Sale AgreementSM dated as of January 6, 2023, between BioAtla, Inc. and Jefferies LLC	8-K	001-39787	1.1	01-06-2023
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.					X
97.1	Compensation Recovery Policy of BioAtla, Inc.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)					X

†	Furnished and not filed.
+	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAtla, Inc.

Date: March 26, 2024	By:	/s/ Jay M. Short, Ph.D.
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

SIGNATURE	TITLE	DATE

/s/ Jay M. Short, Ph.D. Jay M. Short, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2024

/s/ Richard A. Waldron Richard A. Waldron	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2024

/s/ Scott Smith Scott Smith	Director	March 26, 2024

/s/ Lawrence Steinman, M.D. Lawrence Steinman, M.D.	Director	March 26, 2024

/s/ Mary Ann Gray, Ph.D. Mary Ann Gray, Ph.D.	Director	March 26, 2024

/s/ Susan Moran, M.D. Susan Moran, M.D.	Director	March 26, 2024

/s/ Sylvia McBrinn Sylvia McBrinn	Director	March 26, 2024

/s/ Edward Williams	Director	March 26, 2024
Edward Williams