Form 10-Q
period 2024-03-31
BioAtla, Inc.
filed 2024-05-14
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the number of shares of the registrant’s common stock outstanding was 48,115,918 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,630	$111,471
Prepaid expenses and other current assets	5,795	4,935
Total current assets	86,425	116,406
Property and equipment, net	1,363	1,603
Operating lease right-of-use asset, net	1,255	1,495
Other assets	154	154
Total assets	$89,197	$119,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,751	$26,720
Operating lease liabilities	1,509	1,624
Total current liabilities	19,260	28,344
Operating lease liabilities, less current portion	415	836
Liability to licensor	19,806	19,806
Total liabilities	39,481	48,986
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2024 and December 31, 2023; 48,106,317 and 48,077,599 shares issued and outstanding at March 31, 2024 and December 31, 2023	5	5
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at March 31, 2024 and December 31, 2023; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	489,208	486,930
Accumulated deficit	(439,497)	(416,263)
Total stockholders’ equity	49,716	70,672
Total liabilities and stockholders’ equity	$89,197	$119,658

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development expense	$18,852	$21,697
General and administrative expense	5,605	7,233
Total operating expenses	24,457	28,930
Loss from operations	(24,457)	(28,930)
Other income:
Interest income	1,223	1,480
Other expense	—	(10)
Total other income	1,223	1,470
Net loss and comprehensive loss	$(23,234)	$(27,460)
Net loss per common share, basic and diluted	$(0.48)	$(0.58)
Weighted-average shares of common stock outstanding, basic and diluted	48,087,460	47,578,418

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended March 31, 2024
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	48,077,599	$5	—	$—	$486,930	$(416,263)	$70,672
Stock-based compensation expense	—	—	—	—	2,300	—	2,300
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	28,718	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	(23,234)	(23,234)
Balance at March 31, 2024	48,106,317	$5	—	$—	$489,208	$(439,497)	$49,716

	Three Months Ended March 31, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	46,336,166	$5	1,211,959	$—	$473,135	$(292,801)	$180,339
Stock-based compensation expense	—	—	—	—	3,614	—	3,614
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	89,196	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(66)	—	(66)
Conversion of Class B Common Stock	1,211,959	—	(1,211,959)	—	—	—	—
Net loss	—	—	—	—	—	(27,460)	(27,460)
Balance at March 31, 2023	47,637,321	$5	—	$—	$476,683	$(320,261)	$156,427

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(23,234)	$(27,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	293
Stock-based compensation	2,300	3,614
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(860)	(2,106)
Accounts payable and accrued expenses	(8,978)	3,151
Right-of-use assets and lease liabilities, net	(296)	(146)
Net cash used in operating activities	(30,828)	(22,654)
Cash flows from investing activities
Purchases of property and equipment	—	(50)
Net cash used in investing activities	—	(50)
Cash flows from financing activities
Payments for taxes related to net settlement of equity awards	(13)	(116)
Net cash used in financing activities	(13)	(116)
Net decrease in cash and cash equivalents	(30,841)	(22,820)
Cash and cash equivalents, beginning of period	111,471	215,507
Cash and cash equivalents, end of period	$80,630	$192,687
Supplemental disclosure of non-cash investing and financing activities
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$9	$17

See accompanying notes.

BioAtla, Inc.

Notes to Unaudited Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

BioAtla, LLC was formed in Delaware in March 2007 and was converted to a Delaware corporation in July 2020 and renamed BioAtla, Inc. (the “Company”). The Company has a proprietary platform for creating biologics, including its conditionally active biologics (“CAB” or “CABs”). CABs have been designed to be active only under certain conditions found in diseased tissue, while remaining inactive in normal tissue. The Company is currently in clinical development of several CAB drug candidates including: its two lead CAB antibody drug conjugates (“CAB ADC”), mecbotamab vedotin (BA3011), a CAB ADC targeting AXL and ozuriftamab vedotin (BA3021), a CAB ADC targeting ROR2; evalstotug (BA3071), a CAB anti-CTLA-4 antibody; and BA3182 (CAB-EpCAM x CAB-CD3), a CAB bispecific antibody targeting EpCAM.

Basis of Presentation

The unaudited condensed financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in its Annual Report on Form 10-K filed with the SEC on March 26, 2024.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidates. As of March 31, 2024, the Company had an accumulated deficit of $439.5 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company has not sold any shares of its common stock under the Sales Agreement as of March 31, 2024.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources, and consists of net loss and other comprehensive gain (loss). There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	As of March 31,
	2024	2023
Common stock options	6,276,230	6,214,418
Restricted stock units	1,561,042	400,293
ESPP shares	172,009	122,565
Total	8,009,281	6,737,276

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s financial statements during the three months ended March 31, 2024.

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development	$4,418	$4,615
Prepaid insurance	1,009	—
Other prepaid expenses and current assets	368	320
Total	$5,795	$4,935

Property and equipment consist of the following (in thousands):

	Useful life (years)	March 31, 2024	December 31, 2023
Furniture, fixtures and office equipment	3 - 7	$1,721	$1,721
Laboratory equipment	5	2,280	2,280
Leasehold improvements	2 - 3	3,680	3,680
		7,681	7,681
Less accumulated depreciation and amortization		(6,318)	(6,078)
Total		$1,363	$1,603

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$3,446	$3,819
Accrued compensation	1,275	3,790
Accrued research and development	12,513	18,246
Other accrued expenses	517	865
Total	$17,751	$26,720

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

As of March 31, 2024 and December 31, 2023, the Company had $51.1 million and $50.4 million, respectively, invested in U.S. Government and U.S. Treasury money market funds which are recorded as cash equivalents and represent a Level 1 measurement within the fair value hierarchy.

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

The components of lease expense included in the Company’s statements of operations and loss include (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$261	$261
Variable lease expense	159	147
Total lease expense, net	$420	$408

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three months ended March 31, 2024 and 2023, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of March 31,
	2024	2023
Weighted average remaining lease term (in years)	1.25	2.25
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating leases	$557	$407

Maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands):

Operating lease
Nine months ending December 31, 2024	1,128
2025	845
Thereafter	—
Total future lease payments	1,973
Less: imputed interest	(49)
Total operating lease liabilities	$1,924

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

6. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the “2020 Plan”) to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of March 31, 2024 and December 31, 2023, the total number of common shares authorized for issuance under the 2020 Plan was 10,735,431 and 9,196,970, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

On February 26, 2023, the Compensation Committee of the Company’s board of directors approved a modification to the Company’s 2020 Plan to allow vesting of RSUs or stock options, as applicable, subject to the grantee’s continued service to the Company and/or one of its subsidiaries as an employee, non-employee director, or independent contractor. Unvested RSUs totaling 139,730 shares and 574,244 unvested options which would have been forfeited under the original terms of the 2020 Plan continued to vest. The Company applied modification accounting to these awards which resulted in a decrease in fair value to these awards. The Company calculated compensation cost for the modified unvested awards of $416,000 related to the RSUs and $962,000 related to the options, and will recognize these amounts over the remaining requisite service periods. The modification also resulted in an increase to the term of 130,699 fully vested options for which $123,000 of incremental compensation cost was immediately recognized on the date of the modification.

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,080	$1,451
General and administrative	1,220	2,163
Total	$2,300	$3,614

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the three months ended March 31, 2024:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2023	99,104	$18.00
Granted	1,499,000	$2.54
Vested	(37,062)	$18.00
Outstanding at March 31, 2024	1,561,042	$3.16

As of March 31, 2024, total unrecognized stock-based compensation expense for RSUs was $4.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.8 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the three months ended March 31, 2024:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	6,273,507	$7.62	8.64	$74,680
Granted	6,000	$1.88
Expired	(3,277)	$14.28
Balance at March 31, 2024	6,276,230	$7.61	8.40	$449,640
Vested and expected to vest at March 31, 2024	6,276,230	$7.61	8.40	$449,640
Exercisable at March 31, 2024	2,449,437	$10.91	8.01	$142,843

As of March 31, 2024, total unrecognized stock-based compensation cost for unvested common stock options was $13.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.46 years. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 was $1.41 per share. The total fair value of options vested during the three months ended March 31, 2024 was $3.6 million. Upon option exercise, the Company issues new shares of its common stock.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended March 31,
	2024	2023
Expected volatility	86.9%	77.3%
Risk-free interest rate	3.82%	3.85%
Expected dividend yield	0.0%	0.0%
Expected term	6.11 years	6.10 years

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

Employee Stock Purchase Plan (“ESPP”)

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of March 31, 2024 and December 31, 2023, a total of 2,281,600 shares and 1,737,098 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company did not issue any shares of common stock under the ESPP during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, 1,957,304 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2024 and 2023 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	March 31, 2024	December 31, 2023
Common stock options and restricted stock units issued and outstanding	7,837,272	6,372,611
Awards available for future issuance under the 2020 Plan	1,028,151	991,413
Awards available for future issuance under the ESPP	1,957,304	1,412,802
Total common stock reserved for future issuance	10,822,727	8,776,826

7. Collaboration, License and Option Agreements

Global Co-Development and Collaboration Agreement with BeiGene

In April 2019, the Company entered into a Global Co-Development and Collaboration agreement (the “BeiGene Collaboration”) with BeiGene, Ltd. and BeiGene Switzerland GmbH (collectively “BeiGene”), for the development, manufacturing and commercialization of evalstotug (BA3071). The BeiGene Collaboration was amended several times between 2019 and 2021 and the Company received a total of $25.0 million in non-refundable payments from BeiGene during that time.

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

The Company did not recognize any revenue related to the collaboration agreement with BeiGene during the three months ended March 31, 2024 and 2023, respectively. The Company had a $19.8 million Liability to Licensor as of March 31, 2024 and December 31, 2023, respectively.

Collaboration and Supply Agreement with Bristol-Myers Squibb

In January 2022, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS will collaborate on clinical trials of separate combination therapies using two of BioAtla’s CAB ADCs, mecbotamab vedotin (BA3011) and ozuriftamab vedotin (BA3021), each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company will serve as the study sponsor of the scheduled studies and will be responsible for costs associated with the trial execution. BMS will provide Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for our mecbotamab vedotin and ozuriftamab vedotin combination study trials. There was no impact to the Company's financial results for the three months ended March 31, 2024 and 2023 as a result of this agreement.

8. Related Party Transactions

Himalaya Therapeutics SEZC

Clinical Trial Services Agreement

In January 2024, the Company entered into an amended Clinical Trial Services Agreement with Himalaya Therapeutics SEZC (as so amended, the “Clinical Trial Services Agreement”). Under the Clinical Trial Services Agreement, BioAtla will pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel and provide services related to the initiation of clinical trials for evalstotug in China for a period of 12 months. For the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million and $0.1 million, respectively, in research and development expense related to the Clinical Trial Services Agreement. As of March 31, 2024, the Company had $0.1 million due to Himalaya Therapeutics SEZC, related to the Clinical Trial Services Agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited condensed financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 26, 2024. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on form 10-K, and the caption “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $23.2 million for the three months ended March 31, 2024 compared to $27.5 million for the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $439.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to be variable as we focus development efforts on our prioritized programs. We expect research and development expenses to vary as we continue to advance clinical trials of our lead product candidates, and are expected to decrease in the near term as we complete enrollment and treatment of patients in certain trials.

We expect our expenses and capital requirements could increase substantially in connection with our ongoing activities as we:

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

As of March 31, 2024, our cash and cash equivalents totaled approximately $80.6 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. Our current operating plan includes plans to complete enrollment in certain of our clinical trials, delaying development of certain pre-clinical programs, and prioritizing and focusing clinical development on selected assets and indications. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

The Company has entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 7 to our financial statements). Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from collaborations, licenses, or our legacy service contracts during the three months ended March 31, 2024 and 2023, respectively.

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

We expect our research and development expenses to remain variable from quarter to quarter as we continue to advance our clinical programs, then to decrease in the near term as we complete enrollment and treatment in certain of our clinical trials, and focus development on selected high potential indications. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. Successful product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, to the extent that our product candidates continue to advance into clinical trials, including larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, the quality and consistency in their manufacture, investment in our clinical programs and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects and programs or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
(in thousands)
Operating expenses:
Research and development	$18,852	$21,697	$(2,845)
General and administrative	5,605	7,233	(1,628)
Total operating expenses	24,457	28,930	(4,473)
Loss from operations	(24,457)	(28,930)	4,473
Other income:
Interest income	1,223	1,480	(257)
Other expense	—	(10)	10
Total other income	1,223	1,470	(247)
Net loss and comprehensive loss	$(23,234)	$(27,460)	$4,226

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$5,333	$4,559	$774
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	2,541	2,143	398
Evalstotug, BA3071 (CAB CTLA-4)	2,608	2,752	(144)
BA3182 (CAB EpCAM x CAB CD3)	1,170	1,370	(200)
Other CAB Programs	1,630	5,368	(3,738)
Total external expenses	13,282	16,192	(2,910)
Personnel and related	3,424	3,083	341
Equity-based compensation	1,080	1,451	(371)
Facilities and other	1,066	971	95
Total research and development expenses	$18,852	$21,697	$(2,845)

Research and development expenses were $18.9 million and $21.7 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of approximately $2.8 million was primarily driven by a $3.7 million decrease in pre-clinical development costs primarily for BA3142, our CAB-B7H3 x CAB-CD3 bispecific program, and BA3361, our CAB Nectin-4 ADC program, a $0.4 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, offset by a $0.8 million increase in development costs for our clinical stage programs, primarily mecbotamab vedotin and ozuriftamab vedotin, and a $0.3 million increase in personnel related costs.

General and Administrative Expense

General and administrative expenses were $5.6 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of approximately $1.6 million was primarily driven by a $0.9 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, $0.4 million due to professional services and consulting expenses, $0.1 million due to a decrease in insurance due to a decrease in premiums for our D&O policy, and a $0.1 million decrease in travel related expense.

Interest Income

Interest income was $1.2 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.3 million was due to lower cash and cash equivalents compared to the same period in 2023, offset by the impact of higher yields during the same period in 2023.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of March 31, 2024, we had cash and cash equivalents of $80.6 million.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) acting as sales agent pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. We have not sold any shares of our common stock under the Sales Agreement as of March 31, 2024.

Future Funding Requirements

Our primary uses of cash are to fund operating expenses, which consist primarily of research and development expenses related to our programs and related personnel costs. The timing and amount of future funding requirements depends on many factors, including the following:

•
the initiation and advancement, scope, rate of progress, completion of enrollment, results and costs of our preclinical studies, clinical trials and other related activities for our product candidates;
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

Cash flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in:
Operating activities	$(30,828)	$(22,654)
Investing activities	—	(50)
Financing activities	(13)	(116)
Net decrease in cash and cash equivalents	$(30,841)	$(22,820)

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $30.8 million, which consisted of a net loss of $23.2 million, a net change of $10.1 million in our operating assets and liabilities and $2.5 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $9.0 million, a net decrease in operating lease right-of-use assets and lease liabilities of $0.3 million, and an increase in prepaid expenses and other assets of $0.9 million. The non-cash transactions primarily consisted of $2.3 million of stock-based compensation and non-cash charges of $0.2 million related to depreciation and amortization.

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

Cash Used in Investing Activities

Cash used in investing activities was immaterial for the three months ended March 31, 2024. Cash used in investing activities for the three months ended March 31, 2023 was $50,000, related to the purchase of property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was immaterial for the three months ended March 31, 2024, consisting primarily of the payment of taxes related to the net settlement of restricted stock units.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $123.5 million and $106.5 million for the years ended December 31, 2023 and 2022, respectively. For the three months ended March 31, 2024 and 2023, our net losses were $23.2 million and $27.5 million, respectively. As of March 31, 2024, we had an accumulated deficit of $439.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses begin to decrease as we complete enrollment for certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we will continue to incur significant expenses in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for mecbotamab vedotin, ozuriftamab vedotin, evalstotug, and BA3182. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable foreign regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of March 31, 2024, we had approximately $80.6 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued. Our current operating plan includes prioritization of our programs and focusing on clinical development of selected assets and indications. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Furthermore, in 2023, enrollment was completed in multi-center investigator-initiated clinical trials in Canada of mecbotamab vedotin and ozuriftamab vedotin in patients with platinum-resistant ovarian cancer using the less intense dose of 1.8mg/kg Q2W of the two doses available. We do not control the design or administration of these or any other investigator-initiated trials that may be conducted, nor the submission or approval of any IND or foreign equivalent required to conduct any such trials. Any investigator-initiated trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of these or other investigator-initiated trials are inconsistent with, or different from, the results of our ongoing or planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-initiated trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

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

As a result of our limited financial and managerial resources, we must make strategic decisions as to which targets and product candidates to pursue and may forego or delay pursuit of opportunities with other targets or product candidates or for other indications that later prove to have greater commercial potential. For example, we are exploring potential strategic collaboration with third parties to accelerate development of certain assets. In addition, we have no plans to internally explore additional dosing regimens for certain indications, and do not intend to pursue ovarian cancer as an indication, and are focusing development on selected assets and indications. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates could result in our focus on product candidates with low market potential, which would harm our business, financial condition, results of operations and prospects. Our spending on current and future research and development programs and product candidates for specific targets or indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new CAB product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the likelihood of clinical trial success, commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

In our clinical trials for our antibody-drug conjugates mecbotamab vedotin and ozuriftamab vedotin, we have observed adverse events such as reversible myelosuppression, transient liver enzyme elevations, pyrexia, or fever, metabolic disturbances and peripheral neuropathy. In our clinical trial for evalstotug, we have observed infusion-related reactions and immune related adverse events. We may also observe undesirable side effects in clinical trials for our other product candidates.

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

In addition, mecbotamab vedotin, ozuriftamab vedotin, and evalstotug are being studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with these or our other product candidates may have recently received surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials.

The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, some of the late-stage patients enrolled in our clinical trials may die or experience major clinical events either during the course of the clinical trials or after participating in such trials due mainly to the gravity of their illness, which has occurred in the past.

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

Currently, we are evaluating the use of each of mecbotamab vedotin, ozuriftamab vedotin, and evalstotug in combination with an anti-PD-1 antibody. In the future, we may explore the use of these or our other product candidates in combination with other therapies. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

If use of a companion diagnostic test is determined to be essential for the safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, then the FDA generally will require approval or clearance of that companion diagnostic before or at the same time that the FDA approves our product candidates, if at all. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic. The process of obtaining or creating such diagnostic and obtaining PMA approval is time-consuming and costly and a delay in diagnostic approval could delay drug approval. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. For example, we have in the past explored predictive biomarkers, such as the Tumor Membrane Percent Score (“TmPS”), which measures AXL and ROR2 expression levels on the tumor membrane, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin. Currently, patients with negative or only 1% TmPS scores appear to have experienced clinical benefit in our ongoing clinical trials. However, if the AXL and/or ROR2 TmPS scores predict those most likely to experience clinical benefit, we may be required to pursue the further use of a companion diagnostic in our mecbotamab vedotin or ozuriftamab vedotin clinical trials, and the available market for mecbotamab vedotin or ozuriftamab vedotin, both in patient numbers and patient acceptance of the protocol, could be limited. In addition, we expect to rely on third parties for the design, development and manufacture of companion diagnostic tests for any of our product candidates that require such tests.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for mecbotamab vedotin as a treatment for soft tissue and bone sarcoma, and we are found to have promoted off-label uses, we may become subject to significant liability. Physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved labeling. Moreover, although we believe that our product candidates may be safer or more effective than other therapies, unless we conduct head-to-head comparative studies, we will not be able to make any claims of superiority. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition, results of operations and prospects.

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

Furthermore, the application of newly developed artificial intelligence (“AI”) and other technologies may have the impact of reducing the development time to bring new products to market, which may materially increase the volume of applications for product approval to the FDA compared to historical application levels. If this increased application volume materializes and funding for additional staff and resources are not allocated to the FDA, the FDA may not be able to continue its current pace of application reviews and review timelines could be extended. Regulatory authorities outside the U.S. facing similar increases in application volume may also experience delays in their regulatory activities.

If a prolonged government shutdown occurs, if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the volume of applications to the FDA for new product candidates increases materially, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•
managing our internal development efforts effectively, including the clinical and regulatory review process for mecbotamab vedotin, ozuriftamab vedotin, evalstotug, BA3182 and any other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of security measures, our internal computer systems and infrastructure and those of our current and any future CROs, manufacturers, other contractors, consultants, existing or future collaborators and other third-party service providers are vulnerable to unauthorized access, impairment, or damage from various methods, including cybersecurity attacks, ransomware attacks, breaches, intentional or accidental mistakes or errors, or other technological failures, which can include, among other things, computer viruses, malware, exploit of unpatched product or service vulnerabilities, unauthorized access attempts (including third parties gaining access to systems using stolen or inferred credentials), denial-of-service attacks, phishing attempts, service disruptions, natural disasters, fire, terrorism, war, telecommunication and electrical failures, and attacks enhanced or facilitated by AI. As the cyber-threat landscape evolves, these attacks are growing in frequency, levels of persistence, sophistication and intensity, are becoming increasingly difficult to detect, and are being conducted by sophisticated groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, impact to critical data or systems, or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy, cybersecurity or data protection laws such as HIPAA, HITECH, the CCPA and GDPR), it could result in a material disruption of our product candidate development programs and our business operations and we could incur significant liabilities. There also could be requirements that we notify individuals and regulators in the event of unauthorized access to, acquisition, destruction, alteration, or misuse of, personal or health information, which could result from breaches experienced by us or by our vendors, contractors or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs, and result in the loss of confidence by our partners, customers, and stakeholders, and thereby have longer term adverse impact on our business operations and revenue. For example, the loss of clinical trial data from completed, ongoing or future clinical trials involving our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. In addition, because of our approach of running multiple clinical trials in parallel, any breach of our computer systems may result in a loss of data or compromised data integrity across many of our programs in various stages of development.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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

Additionally, in January 2024, there was congressional activity, including the introduction of the BIOSECURE Act in the House of Representatives and a substantially similar Senate bill. If these bills became law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do some business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation described above.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years after its earliest U.S. non-provisional effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies or product candidates are obtained, once the patent life has expired, we may be open to competition. Our issued patents will expire on dates ranging from 2030 to 2040, subject to any additional patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2030 to 2044 plus any potential patent extensions that may be available for such patents. Due to the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

As of March 31, 2024, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 45.4% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 7.21%, of our outstanding common stock, as of March 31, 2024.

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

The Company’s ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted diversity quotas.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

3.1	Amended and Restated Bylaws of BioAtla, Inc.	8-K	001-39787	3.1	4/24/2024
10.1*	China Clinical Trial Services Agreement, dated April 8, 2022, by and between BioAtla, Inc. and Himalaya Therapeutics Limited Company, as amended.					X
10.2+	Form of Restricted Stock Unit Agreement					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101).					X

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

Company Name

Date: May 14, 2024	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)