Form 10-Q
period 2024-06-30
BioAtla, Inc.
filed 2024-08-08
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the number of shares of the registrant’s common stock outstanding was 48,335,737 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,662	$111,471
Prepaid expenses and other current assets	4,831	4,935
Total current assets	66,493	116,406
Property and equipment, net	1,134	1,603
Operating lease right-of-use asset, net	1,011	1,495
Other assets	—	154
Total assets	$68,638	$119,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,800	$26,720
Operating lease liabilities	1,662	1,624
Total current liabilities	17,462	28,344
Operating lease liabilities, less current portion	—	836
Liability to licensor	19,806	19,806
Total liabilities	37,268	48,986
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2024 and December 31, 2023; 48,326,138 and 48,077,599 shares issued and outstanding at June 30, 2024 and December 31, 2023	5	5
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	491,934	486,930
Accumulated deficit	(460,569)	(416,263)
Total stockholders’ equity	31,370	70,672
Total liabilities and stockholders’ equity	$68,638	$119,658

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expense	$16,198	$30,960	$35,050	$52,657
General and administrative expense	5,774	6,241	11,379	13,474
Total operating expenses	21,972	37,201	46,429	66,131
Loss from operations	(21,972)	(37,201)	(46,429)	(66,131)
Other income:
Interest income	900	1,460	2,123	2,940
Other expense	—	(11)	—	(21)
Total other income	900	1,449	2,123	2,919
Net loss and comprehensive loss	$(21,072)	$(35,752)	$(44,306)	$(63,212)
Net loss per common share, basic and diluted	$(0.44)	$(0.75)	$(0.92)	$(1.33)
Weighted-average shares of common stock outstanding, basic and diluted	48,214,893	47,706,426	48,151,176	47,639,977

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended June 30, 2024
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2024	48,106,317	$5	—	$—	$489,208	$(439,497)	$49,716
Stock-based compensation expense	—	—	—	—	2,496	—	2,496
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	28,801	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	191,020	—	—	—	244	—	244
Taxes related to net share settlement of equity awards	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(21,072)	(21,072)
Balance at June 30, 2024	48,326,138	$5	—	$—	$491,934	$(460,569)	$31,370

	Three Months Ended June 30, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2023	47,637,321	$5	—	$—	$476,683	$(320,261)	$156,427
Stock-based compensation expense	—	—	—	—	3,675	—	3,675
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	90,385	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	56,793	—	—	—	173	—	173
Issuance of common stock for director compensation	18,807	—	—	—	54	—	54
Taxes related to net share settlement of equity awards	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	(35,752)	(35,752)
Balance at June 30, 2023	47,803,306	$5	—	$—	$480,524	$(356,013)	$124,516

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Six Months Ended June 30, 2024
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	48,077,599	$5	—	$—	$486,930	$(416,263)	$70,672
Stock-based compensation expense	—	—	—	—	4,796	—	4,796
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	57,519	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	191,020	—	—	—	244	—	244
Taxes related to net share settlement of equity awards	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	(44,306)	(44,306)
Balance at June 30, 2024	48,326,138	$5	—	$—	$491,934	$(460,569)	$31,370

	Six Months Ended June 30, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	46,336,166	$5	1,211,959	$—	$473,135	$(292,801)	$180,339
Stock-based compensation expense	—	—	—	—	7,289	—	7,289
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	179,581	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	56,793	—	—	—	173	—	173
Issuance of common stock for director compensation	18,807	—	—	—	54	—	54
Taxes related to net share settlement of equity awards	—	—	—	—	(127)	—	(127)
Conversion of Class B common stock	1,211,959	—	(1,211,959)	—	—	—	—
Net loss	—	—	—	—	—	(63,212)	(63,212)
Balance at June 30, 2023	47,803,306	$5	—	$—	$480,524	$(356,013)	$124,516

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(44,306)	$(63,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469	583
Stock-based compensation	4,796	7,289
Changes in operating assets and liabilities:
Prepaid expenses and other assets	258	(1,690)
Accounts payable and accrued expenses	(10,924)	10,575
Right-of-use assets and lease liabilities, net	(314)	(293)
Net cash used in operating activities	(50,021)	(46,748)
Cash flows from investing activities
Purchases of property and equipment	—	(65)
Net cash used in investing activities	—	(65)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	244	173
Payments for taxes related to net settlement of equity awards	(32)	(174)
Net cash provided by (used in) financing activities	212	(1)
Net decrease in cash and cash equivalents	(49,809)	(46,814)
Cash and cash equivalents, beginning of period	111,471	215,507
Cash and cash equivalents, end of period	$61,662	$168,693
Supplemental disclosure of non-cash investing and financing activities
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$4	$19

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

Basis of Presentation

The unaudited condensed financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in its Annual Report on Form 10-K filed with the SEC on March 26, 2024.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidates. As of June 30, 2024, the Company had an accumulated deficit of $460.6 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company has not sold any shares of its common stock under the Sales Agreement as of June 30, 2024.

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

Leases

The Company determines if an arrangement is a lease at inception. An arrangement is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If a lease is identified, classification is determined at lease commencement. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s leases do not provide an implicit interest rate and therefore the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the interest rate that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. Renewals or early terminations are not accounted for unless the Company is reasonably certain to exercise these options. Operating lease expense is recognized and the ROU asset is amortized on a straight-line basis over the lease term. Variable lease costs are recognized as incurred and are not included in the calculation of the ROU asset or the related lease liability.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	As of June 30,
	2024	2023
Common stock options	6,265,480	6,557,990
Restricted stock units	1,605,982	288,070
ESPP shares	57,683	32,033
Total	7,929,145	6,878,093

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s financial statements during the six months ended June 30, 2024.

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development	$3,631	$4,615
Prepaid insurance	678	—
Other prepaid expenses and current assets	522	320
Total	$4,831	$4,935

Property and equipment consist of the following (in thousands):

	Useful life (years)	June 30, 2024	December 31, 2023
Furniture, fixtures and office equipment	3 - 7	$1,721	$1,721
Laboratory equipment	5	2,280	2,280
Leasehold improvements	2 - 3	3,680	3,680
		7,681	7,681
Less accumulated depreciation and amortization		(6,547)	(6,078)
Total		$1,134	$1,603

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$1,356	$3,819
Accrued compensation	2,135	3,790
Accrued research and development	11,747	18,246
Other accrued expenses	562	865
Total	$15,800	$26,720

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

As of June 30, 2024 and December 31, 2023, the Company had $51.7 million and $50.4 million, respectively, invested in U.S. Government and U.S. Treasury money market funds which are recorded as cash equivalents and represent a Level 1 measurement within the fair value hierarchy.

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

The components of lease expense included in the Company’s statements of operations and loss include (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$261	$261	$521	$521
Variable lease expense	211	107	371	254
Total lease expense, net	$472	$368	$892	$775

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three and six months ended June 30, 2024 and 2023, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of June 30,
	2024	2023
Weighted average remaining lease term (in years)	1.00	2.00
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating leases	$279	$407	$836	$814

Maturities of operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Operating lease
Six months ending December 31, 2024	849
2025	845
Thereafter	—
Total future lease payments	1,694
Less: imputed interest	(32)
Total operating lease liabilities	$1,662

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

6. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the “2020 Plan”) to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of June 30, 2024 and December 31, 2023, the total number of common shares authorized for issuance under the 2020 Plan was 10,735,431 and 9,196,970, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

On February 26, 2023, the Compensation Committee of the Company’s board of directors approved a modification to the Company’s 2020 Plan to allow vesting of RSUs or stock options, as applicable, subject to the grantee’s continued service to the Company and/or one of its subsidiaries as an employee, non-employee director, or independent contractor. Unvested RSUs totaling 139,730 shares and 574,244 unvested options, which would have been forfeited under the original terms of the 2020 Plan, continued to vest. The Company applied modification accounting to these awards which resulted in a decrease in fair value to these awards. The Company calculated compensation cost for the modified unvested awards of $416,000 related to the RSUs and $962,000 related to the options, and will recognize these amounts over the remaining requisite service periods. The modification also resulted in an increase to the term of 130,699 fully vested options for which $123,000 of incremental compensation cost was immediately recognized on the date of the modification.

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,164	$1,550	$2,243	$3,001
General and administrative	1,332	2,125	2,553	4,288
Total	$2,496	$3,675	$4,796	$7,289

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the six months ended June 30, 2024:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2023	99,104	$18.00
Granted	1,598,000	$2.48
Vested	(74,122)	$18.00
Forfeited	(17,000)	$2.65
Outstanding at June 30, 2024	1,605,982	$2.72

As of June 30, 2024, total unrecognized stock-based compensation expense for RSUs was $4.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.4 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the six months ended June 30, 2024:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	6,273,507	$7.62	8.64	$74,680
Granted	31,000	$2.89
Forfeited	(35,750)	$3.00
Expired	(3,277)	$14.28
Balance at June 30, 2024	6,265,480	$7.62	8.12	$—
Vested and expected to vest at June 30, 2024	6,265,480	$7.62	8.12	$—
Exercisable at June 30, 2024	3,114,628	$9.83	7.83	$—

As of June 30, 2024, total unrecognized stock-based compensation cost for unvested common stock options was $11.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.44 years. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 was $2.19 per share. The total fair value of options vested during the six months ended June 30, 2024 was $6.2 million. Upon option exercise, the Company issues new shares of its common stock.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Six Months Ended June 30,
	2024	2023
Expected volatility	88.1%	77.4%
Risk-free interest rate	4.39%	3.86%
Expected dividend yield	0.0%	0.0%
Expected term	6.08 years	6.05 years

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

Employee Stock Purchase Plan (“ESPP”)

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of June 30, 2024 and December 31, 2023, a total of 2,281,600 shares and 1,737,098 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company issued 191,020 and 56,793 shares of common stock under the ESPP during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, 1,766,284 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2024 and 2023 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	June 30, 2024	December 31, 2023
Common stock options and restricted stock units issued and outstanding	7,871,462	6,372,611
Awards available for future issuance under the 2020 Plan	956,901	991,413
Awards available for future issuance under the ESPP	1,766,284	1,412,802
Total common stock reserved for future issuance	10,594,647	8,776,826

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

The Company did not recognize any revenue related to the collaboration agreement with BeiGene during the three and six months ended June 30, 2024 and 2023, respectively. The Company had a $19.8 million Liability to Licensor as of June 30, 2024 and December 31, 2023, respectively.

Collaboration and Supply Agreement with Bristol-Myers Squibb

In January 2022, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS collaborate on clinical trials of separate combination therapies using two of BioAtla’s CAB ADCs, mecbotamab vedotin (BA3011) and ozuriftamab vedotin (BA3021), each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company serves as the study sponsor of the scheduled studies and is responsible for costs associated with the trial execution. BMS provides Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the

Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for our mecbotamab vedotin and ozuriftamab vedotin combination study trials. There was no impact to the Company's financial results for the three and six months ended June 30, 2024 and 2023 as a result of this agreement.

8. Related Party Transactions

Himalaya Therapeutics SEZC

Clinical Trial Services Agreement

In January 2024, the Company entered into an amended Clinical Trial Services Agreement with Himalaya Therapeutics SEZC (as so amended, the “Clinical Trial Services Agreement”). Under the Clinical Trial Services Agreement, BioAtla will pay Himalaya Therapeutics SEZC for the full-time use of two of its personnel and provide services related to the initiation of clinical trials for evalstotug in China for a period of 12 months. For the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.3 million, respectively, in research and development expense related to the Clinical Trial Services Agreement, compared to $0 and $0.1 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company had $0.1 million due to Himalaya Therapeutics SEZC, related to the Clinical Trial Services Agreement.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $21.1 million and $44.3 million for the three and six months ended June 30, 2024, respectively, compared to $35.8 million and $63.2 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $460.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including conducting clinical trials and the regulatory approval process for our product candidates, as well as identifying and designing product candidates and conducting preclinical studies. We expect our expenses, and the potential for losses, to be variable as we focus development efforts on selected assets and indications. We expect research and development expenses to vary as we continue to advance clinical trials of our lead product candidates, and are expected to decrease in the near term as we complete enrollment and treatment of patients in certain trials.

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

As of June 30, 2024, our cash and cash equivalents totaled approximately $61.7 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. Our current operating plan prioritizes and focuses clinical development of selected assets and indications, and includes completion of certain of our clinical trials and delaying development of certain pre-clinical programs. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

The Company has entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 7 to our financial statements). Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from collaborations, licenses, or our legacy service contracts during the three and six months ended June 30, 2024 and 2023, respectively.

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

We expect our research and development expenses to decrease in the near term as we complete enrollment and treatment in certain of our clinical trials and focus development on selected high potential indications. However, research and development could increase upon initiation of new clinical trials, including registrational trials for our lead product candidates. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. Successful product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, to the extent that our product candidates continue to advance into clinical trials, including larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, the quality and consistency in their manufacture, investment in our clinical programs and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects and programs or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
(in thousands)
Operating expenses:
Research and development	$16,198	$30,960	$(14,762)
General and administrative	5,774	6,241	(467)
Total operating expenses	21,972	37,201	(15,229)
Loss from operations	(21,972)	(37,201)	15,229
Other income:
Interest income	900	1,460	(560)
Other expense	—	(11)	11
Total other income	900	1,449	(549)
Net loss and comprehensive loss	$(21,072)	$(35,752)	$14,680

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$3,500	$6,695	$(3,195)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	2,023	4,504	(2,481)
Evalstotug, BA3071 (CAB CTLA-4)	2,447	5,633	(3,186)
BA3182 (CAB EpCAM x CAB CD3)	1,206	765	441
Other CAB Programs	1,629	7,688	(6,059)
Total external expenses	10,805	25,285	(14,480)
Personnel and related	3,347	3,066	281
Equity-based compensation	1,164	1,550	(386)
Facilities and other	882	1,059	(177)
Total research and development expenses	$16,198	$30,960	$(14,762)

Research and development expenses were $16.2 million and $31.0 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of approximately $14.8 million was primarily driven by a $6.1 million decrease in pre-clinical development costs primarily for BA3142, our CAB B7H3 x CD3 bispecific program, and BA3361, our CAB Nectin-4 ADC program, a $4.3 million decrease in manufacturing costs primarily related to evalstotug, a $4.1 million decrease in clinical development costs for our clinical stage programs primarily due to completing Phase 2 enrollment for our ongoing ADC trials for mecbotamab vedotin and ozuriftamab vedotin, a $0.4 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.2 million decrease in facility related costs, offset by a $0.3 million increase in personnel related costs.

General and Administrative Expense

General and administrative expenses were $5.8 million and $6.2 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of approximately $0.5 million was primarily driven by a $0.8 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.2 million decrease in insurance due to a decrease in premiums for our D&O policy, offset by $0.4 million increase in professional services and consulting expenses.

Interest Income

Interest income was $0.9 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.6 million was due to lower cash and cash equivalents compared to the same period in 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
(in thousands)
Operating expenses:
Research and development	35,050	$52,657	$(17,607)
General and administrative	11,379	13,474	(2,095)
Total operating expenses	46,429	66,131	(19,702)
Loss from operations	(46,429)	(66,131)	19,702
Other income:
Interest income	2,123	2,940	(817)
Other expense	—	(21)	21
Total other income	2,123	2,919	(796)
Net loss and comprehensive loss	$(44,306)	$(63,212)	$18,906

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$8,833	$11,254	$(2,421)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	4,564	6,647	(2,083)
Evalstotug, BA3071 (CAB CTLA-4)	5,055	8,385	(3,330)
BA3182 (CAB EpCAM x CAB CD3)	2,377	2,135	242
Other CAB Programs	3,258	13,056	(9,798)
Total external expenses	24,087	41,477	(17,390)
Personnel and related	6,770	6,149	621
Equity-based compensation	2,244	3,001	(757)
Facilities and other	1,949	2,030	(81)
Total research and development expenses	$35,050	$52,657	$(17,607)

Research and development expenses were $35.1 million and $52.7 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of approximately $17.6 million was primarily driven by a $9.8 million decrease in pre-clinical development costs primarily for BA3142, our CAB B7H3 x CD3 bispecific program, and BA3361, our CAB Nectin-4 ADC program, a $4.9 million decrease in manufacturing costs primarily for evalstotug, a $2.7 million decrease in clinical development costs for our clinical stage programs primarily due to completing Phase 2 enrollment for our ongoing ADC trials for mecbotamab vedotin and ozuriftamab vedotin, and a $0.8 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, offset by a $0.6 million increase in personnel related costs.

General and Administrative Expense

General and administrative expenses were $11.4 million and $13.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of approximately $2.1 million was primarily driven by a $1.7 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, a $0.3 million decrease in insurance expense due to a decrease in premiums for our D&O policy, and a $0.1 million decrease in travel related costs.

Interest Income

Interest income was $2.1 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $0.8 million was due to lower cash and cash equivalents compared to the same period in 2023.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of June 30, 2024, we had cash and cash equivalents of $61.7 million.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) acting as sales agent pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. We have not sold any shares of our common stock under the Sales Agreement as of June 30, 2024.

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

Cash flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(50,021)	$(46,748)
Investing activities	—	(65)
Financing activities	212	(1)
Net decrease in cash and cash equivalents	$(49,809)	$(46,814)

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $50.0 million, which consisted of a net loss of $44.3 million, a net change of $11.0 million in our operating assets and liabilities and $5.3 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $10.9 million and a net decrease in operating lease right-of-use assets and lease liabilities of $0.3 million, partially offset by a decrease in prepaid expenses and other assets of $0.3 million. The non-cash transactions primarily consisted of $4.8 million of stock-based compensation and non-cash charges of $0.5 million related to depreciation and amortization.

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

Cash Used in Investing Activities

Cash used in investing activities was $0 for the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2023 was $65,000, related to the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2024, consisting primarily of the proceeds from the issuance of common stock under the ESPP and the 2020 Plan, partially offset by the payment of taxes related to the net settlement of restricted stock units.

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

There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Results from early-stage clinical trials may not be predictive of results from late-stage or other clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration (the “FDA”), the European Medicine Agency ( the “EMA”) or other comparable foreign regulatory authorities.
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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $123.5 million and $106.5 million for the years ended December 31, 2023 and 2022, respectively. For the six months ended June 30, 2024 and 2023, our net losses were $44.3 million and $63.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $460.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses begin to decrease as we complete enrollment for certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

As of June 30, 2024, we had approximately $61.7 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued. Our current operating plan prioritizes and focuses clinical development of selected assets and indications, and includes completion of certain of our clinical trials and delaying development of certain preclinical programs. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of mecbotamab vedotin, ozuriftamab vedotin, and evalstotug; a Phase 1 trial of BA3182; and various other product candidates are in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including, among others:

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

Furthermore, there have been in the past, and may be in the future, investigator-initiated clinical trials using our investigational products. We do not control the design or administration of these or any other investigator-initiated trials that may be conducted, nor the submission or approval of any IND or foreign equivalent required to conduct any such trials. Any investigator-initiated trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of these or other investigator-initiated trials are inconsistent with, or different from, the results of our ongoing or planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-initiated trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

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

As a result of our limited financial and managerial resources, we must make strategic decisions as to which targets and product candidates to pursue and may forego or delay pursuit of opportunities with other targets or product candidates or for other indications that later prove to have greater commercial potential. For example, we are exploring potential strategic collaboration with third parties to accelerate development of certain assets. In addition, we may decide to further prioritize development of certain programs and certain indications. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates could result in our focus on product candidates with low market potential, which would harm our business, financial condition, results of operations and prospects. Our spending on current and future research and development programs and product candidates for specific targets or indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new CAB product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the likelihood of clinical trial success, commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

If the market opportunities for any product that we develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.

We focus our product candidate development on therapeutic CAB antibodies for the treatment of various oncology indications, such as soft tissue sarcoma, NSCLC, melanoma, and head and neck cancer among others. Our projections of addressable patient populations that may benefit from treatment with our product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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
•
the willingness of patients to obtain new biopsies or consent to provide existing tumor tissue specimens;
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

In our clinical trials for our antibody-drug conjugates mecbotamab vedotin and ozuriftamab vedotin, we have observed adverse events such as reversible myelosuppression, transient liver enzyme elevations, pyrexia, or fever, metabolic disturbances and peripheral neuropathy. In our clinical trial for evalstotug, we have observed infusion-related reactions, cytokine release syndrome, and immune related adverse events. We may also observe undesirable side effects in clinical trials for our other product candidates.

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
•
we may be required to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and/or create a Medication Guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
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

The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), enacted as part of the Affordable Care Act (the “ACA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full Biologics License Application (“BLA”) for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our product candidates.

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

We intend to seek accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. We intend to seek accelerated approval for some of our product candidates on the basis of objective response rate, a surrogate endpoint that we believe is reasonably likely to predict clinical benefit. For products granted accelerated approval, sponsors are required to verify and describe the product’s clinical benefit generally in the form of confirmatory trials. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would likely do so on the basis that there is no available therapy for that disease or condition. If any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur, unless we were able to demonstrate a meaningful advantage over the approved product. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Fast track designation granted for ozuriftamab vedotin in recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN) and, if granted, for any of our other product candidates by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive regulatory approval.

In July 2024, the FDA granted fast track designation for ozuriftamab vedotin in recurrent or metastatic SCCHN, and we may seek fast track designation in the future for other product candidates. If a drug is intended for the treatment of a serious or life-threatening disease and the drug demonstrates the potential to address unmet medical needs for this disease the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if product candidates do receive fast track designation, as ozuriftamab vedotin has in recurrent or metastatic SCCHN, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from its clinical development programs. Many drugs that have received fast track designation have failed to obtain approval.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. At our programs’ current stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for mecbotamab vedotin as a treatment for soft tissue sarcoma, and we are found to have promoted off-label uses, we may become subject to significant liability. Physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved labeling. Moreover, although we believe that our product candidates may be safer or more effective than other therapies, unless we conduct head-to-head comparative studies, we will not be able to make any claims of superiority. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition, results of operations and prospects.

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

Healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices will represent a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the current administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

We do some business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation targeting China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal procurement of biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. On May 10, 2024, the House of Representatives released an updated version of the BIOSECURE Act bill which would delay the application of the BIOSECURE Act’s provisions (1) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by a named biotechnology company of concern under a contract or agreement entered before the effective date of the legislation and (2) for a period of 5 years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced under a contract or agreement entered before the effective date of the legislation by an entity that the government identifies in the future as a biotechnology company of concern.

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

From time to time, we may evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and such arrangements are complex and time-consuming to negotiate, document, and implement and they may require substantial resources to maintain. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration.

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

We rely, and expect we will continue to rely, on third-party investigators, CROs, data management organizations and consultants to conduct, supervise and monitor our ongoing clinical trials and preclinical studies. Because we rely on these third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we will have limited control over the amount of time and resources that they dedicate to our development programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our development programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. For example, the FDA placed a partial clinical hold on one of the sites in our Phase 1 study of BA3182 due to the site not following the study protocol. The FDA did not place any other site on clinical hold, and we are advancing our Phase 1 study of BA3182.

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

As of June 30, 2024, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 46.0% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 7.2%, of our outstanding common stock, as of June 30, 2024.

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

The Company’s ability to attract and retain qualified members of our board of directors may be impacted due to new laws, including recently enacted diversity quotas.

In September 2018, California enacted SB 826 (“SB 826”) requiring public companies headquartered in California with a board of directors having five members to have at least two female directors, and public company boards with six or more members to have at least three female directors. SB 826 has been challenged in legal proceedings and on May 13, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down SB 826, holding that the statute violates the Equal Protection Clause of the California Constitution. The California Secretary of State has appealed the order and such appeal is currently pending. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to SB 826, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. However, ultimate enforceability of SB 826 remains uncertain.

In September 2020, California enacted AB 979 (“AB 979”), which requires that by the end of 2021 California-headquartered public companies have at least one director on their boards who is from an underrepresented community, defined as “an individual who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self-identifies as gay, lesbian, bisexual, or transgender.” On April 1, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down AB 979, holding that the statute violates the Equal Protection Clause of the California Constitution. On June 6, 2022, a notice of appeal was filed. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to AB 979, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. In June 2023, the federal district court for the Eastern District of California granted the plaintiffs a summary judgment and determined that AB 979 was unconstitutional on its face. The Eastern District of California’s decision is currently on appeal. Litigation regarding AB 979 will continue.

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

Failure to achieve designated minimum gender and diversity levels in a timely manner exposes such companies to financial penalties and reputational harm. While we are currently in compliance with these regulations, we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as a result of evolving state laws or Nasdaq rules, which may expose us to penalties and/or reputational harm.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

10.1+	Amended and Restated Director Compensation Policy					X
10.2+	Form of Non-Employee Director Restricted Stock Unit Agreement					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101).					X

† Furnished and not filed.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 8, 2024	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)