Form 10-Q
period 2024-09-30
BioAtla, Inc.
filed 2024-11-07
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the number of shares of the registrant’s common stock outstanding was 48,345,573 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,516	$111,471
Prepaid expenses and other current assets	4,051	4,935
Total current assets	60,567	116,406
Property and equipment, net	906	1,603
Operating lease right-of-use asset, net	763	1,495
Other assets	—	154
Total assets	$62,236	$119,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (includes related party amounts of $1,775 and $0, respectively)	$18,211	$26,720
Operating lease liabilities	1,251	1,624
Total current liabilities	19,462	28,344
Operating lease liabilities, less current portion	—	836
Liability to licensor	19,806	19,806
Total liabilities	39,268	48,986
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2024 and December 31, 2023; 48,345,533 and 48,077,599 shares issued and outstanding at September 30, 2024 and December 31, 2023	5	5
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at September 30, 2024 and December 31, 2023; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	494,118	486,930
Accumulated deficit	(471,155)	(416,263)
Total stockholders’ equity	22,968	70,672
Total liabilities and stockholders’ equity	$62,236	$119,658

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration and other revenue	$11,000	$—	$11,000	$—
Operating expenses:
Research and development expense (includes related party amounts of $1,775 and $2,025 for the three and nine months ended September 30, 2024 and $0 and $125 for the three and nine months ended September 30, 2023, respectively)	$16,395	$28,400	$51,445	$81,057
General and administrative expense	5,875	6,620	17,254	20,094
Total operating expenses	22,270	35,020	68,699	101,151
Loss from operations	(11,270)	(35,020)	(57,699)	(101,151)
Other income:
Interest income	692	1,734	2,815	4,674
Other expense	(8)	(39)	(8)	(60)
Total other income	684	1,695	2,807	4,614
Net loss and comprehensive loss	$(10,586)	$(33,325)	$(54,892)	$(96,537)
Net loss per common share, basic and diluted	$(0.22)	$(0.70)	$(1.14)	$(2.02)
Weighted-average shares of common stock outstanding, basic and diluted	48,335,847	47,834,122	48,213,183	47,707,259

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended September 30, 2024
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	48,326,138	$5	—	$—	$491,934	$(460,569)	$31,370
Stock-based compensation expense	—	—	—	—	2,194	—	2,194
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	19,395	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	(10,586)	(10,586)
Balance at September 30, 2024	48,345,533	$5	—	$—	$494,118	$(471,155)	$22,968

	Three Months Ended September 30, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	47,803,306	$5	—	$—	$480,524	$(356,013)	$124,516
Stock-based compensation expense	—	—	—	—	3,517	—	3,517
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	88,428	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	14	—	14
Issuance of common stock for director compensation	15,661	—	—	—	27	—	27
Taxes related to net share settlement of equity awards	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	(33,325)	(33,325)
Balance at September 30, 2023	47,907,395	$5	—	$—	$484,036	$(389,338)	$94,703

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Nine Months Ended September 30, 2024
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	48,077,599	$5	—	$—	$486,930	$(416,263)	$70,672
Stock-based compensation expense	—	—	—	—	6,990	—	6,990
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	76,914	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	191,020	—	—	—	244	—	244
Taxes related to net share settlement of equity awards	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	(54,892)	(54,892)
Balance at September 30, 2024	48,345,533	$5	—	$—	$494,118	$(471,155)	$22,968

	Nine Months Ended September 30, 2023
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	46,336,166	$5	1,211,959	$—	$473,135	$(292,801)	$180,339
Stock-based compensation expense	—	—	—	—	10,806	—	10,806
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	268,009	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	56,793	—	—	—	187	—	187
Issuance of common stock for director compensation	34,468	—	—	—	81	—	81
Taxes related to net share settlement of equity awards	—	—	—	—	(173)	—	(173)
Conversion of Class B common stock	1,211,959	—	(1,211,959)	—	—	—	—
Net loss	—	—	—	—	—	(96,537)	(96,537)
Balance at September 30, 2023	47,907,395	$5	—	$—	$484,036	$(389,338)	$94,703

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(54,892)	$(96,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697	853
Stock-based compensation	6,990	10,806
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,038	(1,305)
Accounts payable and accrued expenses	(10,284)	12,533
Accounts payable and accrued expenses - related parties	1,775	—
Right-of-use assets and lease liabilities, net	(477)	(443)
Net cash used in operating activities	(55,153)	(74,093)
Cash flows from investing activities
Purchases of property and equipment	—	(90)
Net cash used in investing activities	—	(90)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	244	187
Payments for taxes related to net settlement of equity awards	(46)	(229)
Net cash provided by (used in) financing activities	198	(42)
Net decrease in cash and cash equivalents	(54,955)	(74,225)
Cash and cash equivalents, beginning of period	111,471	215,507
Cash and cash equivalents, end of period	$56,516	$141,282
Supplemental disclosure of non-cash investing and financing activities
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$—	$11

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

Basis of Presentation

The unaudited condensed financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in its Annual Report on Form 10-K filed with the SEC on March 26, 2024.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidates. As of September 30, 2024, the Company had an accumulated deficit of $471.2 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company has not sold any shares of its common stock under the Sales Agreement as of September 30, 2024.

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

Use of Estimates

The preparation of the Company’s condensed financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to revenue recognition, accruals for research and development costs, and equity-based compensation. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	As of September 30,
	2024	2023
Common stock options	6,217,492	6,362,386
Restricted stock units	1,567,081	161,219
ESPP shares	100,395	124,969
Total	7,884,968	6,648,574

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s financial statements during the nine months ended September 30, 2024.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023‑07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 should be applied on a retrospective basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development	$3,235	$4,615
Prepaid insurance	356	—
Other prepaid expenses and current assets	460	320
Total	$4,051	$4,935

Property and equipment consist of the following (in thousands):

	Useful life (years)	September 30, 2024	December 31, 2023
Furniture, fixtures and office equipment	3 - 7	$1,721	$1,721
Laboratory equipment	5	2,280	2,280
Leasehold improvements	2 - 3	3,680	3,680
		7,681	7,681
Less accumulated depreciation and amortization		(6,775)	(6,078)
Total		$906	$1,603

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$2,928	$3,819
Accrued compensation	3,056	3,790
Accrued research and development (includes related party amounts of $1,775 and $0, respectively)	11,441	18,246
Other accrued expenses	786	865
Total	$18,211	$26,720

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

As of September 30, 2024 and December 31, 2023, the Company had $42.3 million and $50.4 million, respectively, invested in U.S. Government and U.S. Treasury money market funds which are recorded as cash equivalents and represent a Level 1 measurement within the fair value hierarchy.

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

The components of lease expense included in the Company’s statements of operations and loss include (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$261	$261	$782	$782
Variable lease expense	159	147	530	401
Total lease expense, net	$420	$408	$1,312	$1,183

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three and nine months ended September 30, 2024 and 2023, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of September 30,
	2024	2023
Weighted average remaining lease term (in years)	0.75	1.75
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating leases	$425	$411	$1,260	$1,226

Maturities of operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Operating lease
Three months ending December 31, 2024	425
2025	845
Thereafter	—
Total future lease payments	1,270
Less: imputed interest	(19)
Total operating lease liabilities	$1,251

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

6. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the “2020 Plan”) to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of September 30, 2024 and December 31, 2023, the total number of common shares authorized for issuance under the 2020 Plan was 10,735,431 and 9,196,970, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

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

Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,071	$1,321	$3,314	$4,322
General and administrative	1,123	2,196	3,676	6,484
Total	$2,194	$3,517	$6,990	$10,806

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the nine months ended September 30, 2024:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2023	99,104	$18.00
Granted	1,598,000	$2.48
Vested	(99,023)	$18.00
Forfeited	(31,000)	$2.65
Outstanding at September 30, 2024	1,567,081	$2.48

As of September 30, 2024, total unrecognized stock-based compensation expense for RSUs was $3.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.2 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the nine months ended September 30, 2024:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	6,273,507	$7.62	8.64	$74,680
Granted	37,000	$2.70
Forfeited	(61,488)	$5.40
Expired	(31,527)	$3.95
Balance at September 30, 2024	6,217,492	$7.63	7.88	$3,100
Vested and expected to vest at September 30, 2024	6,217,492	$7.63	7.88	$3,100
Exercisable at September 30, 2024	3,468,180	$9.60	7.64	$120

As of September 30, 2024, total unrecognized stock-based compensation cost for unvested common stock options was $9.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.21 years. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 was $2.04 per share. The total fair value of options vested during the nine months ended September 30, 2024 was $8.0 million. Upon option exercise, the Company issues new shares of its common stock.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	88.7%	77.9%
Risk-free interest rate	4.25%	3.88%
Expected dividend yield	0.0%	0.0%
Expected term	5.95 years	6.05 years

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

Employee Stock Purchase Plan (“ESPP”)

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of September 30, 2024 and December 31, 2023, a total of 2,281,600 shares and 1,737,098 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company issued 191,020 and 56,793 shares of common stock under the ESPP during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, 1,766,284 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2024 and 2023 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	September 30, 2024	December 31, 2023
Common stock options and restricted stock units issued and outstanding	7,784,573	6,372,611
Awards available for future issuance under the 2020 Plan	1,018,889	991,413
Awards available for future issuance under the ESPP	1,766,284	1,412,802
Total common stock reserved for future issuance	10,569,746	8,776,826

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

The Company did not recognize any revenue related to the collaboration agreement with BeiGene during the three and nine months ended September 30, 2024 and 2023, respectively. The Company had a $19.8 million Liability to Licensor as of September 30, 2024 and December 31, 2023, respectively.

Collaboration and Supply Agreement with Bristol-Myers Squibb

In January 2022, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS collaborate on clinical trials of separate combination therapies using two of BioAtla’s CAB ADCs, mecbotamab vedotin (BA3011) and ozuriftamab vedotin (BA3021), each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company serves as the study sponsor of the scheduled studies and is responsible for costs associated with the trial execution. BMS provides Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for our mecbotamab vedotin and ozuriftamab vedotin combination study trials. There was no impact to the Company's financial results for the three and nine months ended September 30, 2024 and 2023 as a result of this agreement.

License Agreement with Context Therapeutics Inc.

In September 2024, the Company entered into a License Agreement (the “Context License Agreement”) with Context Therapeutics Inc. (“Context”). Under the terms of the Context License Agreement, BioAtla granted Context an exclusive, worldwide license to develop, manufacture and commercialize two licensed antibodies, including BA3362 (renamed by Context as CT-202), the Company’s Nectin-4 x CD3 T cell engaging (TCE) bispecific antibody (the “License”). The Company also transferred know-how, including any necessary materials Context would need to perform research and development. In exchange for the License, the Company is eligible to receive up to $133.5 million in aggregate payments, including an upfront cash payment and potential development, regulatory and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales of the products. In connection with the execution of the Context License Agreement, the Company also entered into an agreement with Himalaya Therapeutics SECZ, a related party (See Note 8).

A single performance obligation was identified under the Context License Agreement comprised of BioAtla’s promise to transfer the License. Context is responsible for developing BA3362 and for global regulatory filings and commercialization. Context will bear all costs associated with the research, development, and commercialization of any products.

In accordance with Topic 606, the Company determined the transaction price of the agreement is limited to the up-front payment received, and excluded the variable consideration of development and sale milestone payments and royalties as they are fully constrained. As part of the Company’s evaluation of the milestone constraints, the Company determined the achievement of such milestones are contingent upon success in future developments, regulatory approvals and commercial activities, which are not within its control and are uncertain at this stage. Variable consideration related to royalties will be recognized when the related sales occur. Further, the Company determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer.

Management determined that the transfer of the License did not meet any of the criteria for recognizing revenue over time, and therefore revenue was recognized at the point in time that the Context License Agrement was executed and the License was transferred to Context. Additional revenue will be recognized for development milestone payments, the sales milestone payments, and the royalty payments if and when the constraints are resolved.

For the three and nine months ended September 30, 2024, the Company recognized $11.0 million of revenue related to the Context License Agreement, included in Collaboration and Other Revenue.

8. Related Party Transactions

Himalaya Therapeutics SEZC

Clinical Trial Services Agreement

In January 2024, the Company entered into an amended Clinical Trial Services Agreement (as so amended, the “Clinical Trial Services Agreement”) with Himalaya Therapeutics SEZC (“Himalaya”). Under the Clinical Trial Services Agreement, BioAtla will pay Himalaya for the full-time use of two of its personnel and provide services related to the initiation of clinical trials for evalstotug in China for a period of 12 months.

Global Transaction Agreement

In September 2024, the Company entered into a Global Transaction Agreement (the “Himalaya Agreement”) with Himalaya. BioAtla and Himalaya had previously entered into an Amended and Restated Exclusive Rights Agreement (the “Amended Rights Agreement”) in January of 2020. Pursuant to the Amended Rights Agreement, Himalaya controls rights to develop, manufacture and commercialize certain assets, including BA3362 which was licensed to Context (see Note 7), in certain territories as further specified in the Amended Rights Agreement. Pursuant to the Himalaya Agreement, Himalaya consented to BioAtla’s execution and performance of the Agreement, and granted to BioAtla an exclusive, worldwide, sublicensable license for those impacted products and intellectual property. Further, as set forth in the Amended Rights Agreement and further clarified in the Himalaya Agreement, BioAtla agreed to pay, subject to any applicable tax withholdings, to Himalaya (i) a mid-teens percentage of all upfront payments and development milestones received by BioAtla from Context under the Context License Agreement; and (ii) a specified percentage of any and all sales milestones and/or royalties based upon Net Sales (as defined in the Context License Agreement) in the People’s Republic of China and the Special Administrative Regions of Hong Kong, Macao and Taiwan that BioAtla receives from Context under the Context License Agreement.

The Company is the principal in the Context License Agreement and in the Himalaya Agreement, and will record revenues and expenses on a gross basis given that the Company had full discretion in setting consideration pricing in the Context License Agreement, the Company will be primarily responsible for providing the License, and Himalaya has no obligation to be a part of any of the fulfillment activities.

For the three and nine months ended September 30, 2024, the Company recognized $1.8 million and $2.0 million, respectively, in research and development expense related to the transactions with Himalaya, compared to $0 and $0.1 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company had $1.8 million due to Himalaya.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $10.6 million and $54.9 million for the three and nine months ended September 30, 2024, respectively, compared to $33.3 million and $96.5 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $471.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including conducting clinical trials and the regulatory approval process for our product candidates, as well as identifying and designing product candidates and conducting preclinical studies. We expect our expenses, and the potential for losses, to be variable as we focus development efforts on selected assets and indications. We expect research and development expenses to decrease in the near term as we complete enrollment and treatment of patients in certain of our trials, but may generally increase in the future as we progress our lead product candidates through the regulatory approval process.

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

As of September 30, 2024, our cash and cash equivalents totaled approximately $56.5 million. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date of issuance of the financial statements included in this report. Our current operating plan focuses on the clinical development of selected assets and indications, and includes completion of certain of our clinical trials. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

The Company has entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 7 to our financial statements). In September 2024, the Company licensed BA3362, a Nectin-4 x CD3 T cell engaging bispecific antibody, to Context Therapeutics (“Context”). We recognized revenue of $11.0 million during the three and nine months ended September 30, 2024, respectively, related to the licensing agreement with Context.

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from our legacy service contracts during the three and nine months ended September 30, 2023 and 2024, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Change
(in thousands)
Collaboration and other revenue	$11,000	$—	$11,000
Operating expenses:
Research and development	$16,395	$28,400	$(12,005)
General and administrative	5,875	6,620	(745)
Total operating expenses	22,270	35,020	(12,750)
Loss from operations	(11,270)	(35,020)	23,750
Other income:
Interest income	692	1,734	(1,042)
Other expense	(8)	(39)	31
Total other income	684	1,695	(1,011)
Net loss and comprehensive loss	$(10,586)	$(33,325)	$22,739

Collaboration and Other Revenue

Collaboration and other revenue for the three months ended September 30, 2024 was $11.0 million and consisted of revenue recognized under the Context License Agreement. There was no revenue recognized during the three months ended September 30, 2023. See Note 7 to our financial statements for further details regarding collaboration and licensing agreements.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$2,770	$6,506	$(3,736)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	2,593	4,065	(1,472)
Evalstotug, BA3071 (CAB CTLA-4)	2,095	4,916	(2,821)
BA3182 (CAB EpCAM x CAB CD3)	1,352	1,086	266
Other CAB Programs	2,615	6,341	(3,726)
Total external expenses	11,425	22,914	(11,489)
Personnel and related	2,970	3,033	(63)
Equity-based compensation	1,071	1,322	(251)
Facilities and other	929	1,131	(202)
Total research and development expenses	$16,395	$28,400	$(12,005)

Research and development expenses were $16.4 million and $28.4 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of approximately $12.0 million was primarily driven by a $5.4 million decrease in development costs for our pre-clinical programs primarily for BA3142, our CAB B7H3 x CD3 bispecific program, and BA3361, our CAB Nectin-4 ADC program, a $4.8 million decrease development costs for our clinical stage programs primarily due to completing Phase 2 enrollment for our ongoing ADC trials for mecbotamab vedotin and ozuriftamab vedotin, a $3.0 million decrease in manufacturing costs for evalstotug, a $0.3 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.2 million decrease in facility related costs. This was offset by $1.8 million in related party expense incurred in connection with the licensing agreement with Context Therapeutics in September 2024, which is further discussed in Note 7 and Note 8 to our financial statements.

General and Administrative Expense

General and administrative expenses were $5.9 million and $6.6 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of approximately $0.7 million was primarily driven by a $1.0 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.2 million decrease in D&O insurance premiums, offset by $0.5 million increase in professional and advisor fees related to the closing of our licensing agreement with Context Therapeutics in September 2024.

Interest Income

Interest income was $0.7 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $1.0 million was due to lower cash and cash equivalents compared to the same period in 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Change
(in thousands)
Collaboration and other revenue	$11,000	$—	$11,000
Operating expenses:
Research and development	51,445	$81,057	$(29,612)
General and administrative	17,254	20,094	(2,840)
Total operating expenses	68,699	101,151	(32,452)
Loss from operations	(57,699)	(101,151)	43,452
Other income:
Interest income	2,815	4,674	(1,859)
Other expense	(8)	(60)	52
Total other income	2,807	4,614	(1,807)
Net loss and comprehensive loss	$(54,892)	$(96,537)	$41,645

Collaboration and Other Revenue

Collaboration and other revenue for the nine months ended September 30, 2024 was $11.0 million and consisted of revenue recognized under the Context License Agreement. There was no revenue recognized during the nine months ended September 30, 2023. See Note 7 to our financial statements for further details regarding collaboration and licensing agreements.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$11,603	$17,759	$(6,156)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	7,157	10,713	(3,556)
Evalstotug, BA3071 (CAB CTLA-4)	7,150	13,302	(6,152)
BA3182 (CAB EpCAM x CAB CD3)	3,728	3,221	507
Other CAB Programs	5,873	19,396	(13,523)
Total external expenses	35,511	64,391	(28,880)
Personnel and related	9,740	9,183	557
Equity-based compensation	3,314	4,323	(1,009)
Facilities and other	2,880	3,160	(280)
Total research and development expenses	$51,445	$81,057	$(29,612)

Research and development expenses were $51.4 million and $81.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of approximately $29.6 million was primarily driven by a $15.2 million decrease in development costs for our pre-clinical programs primarily BA3142, our CAB B7H3 x CD3 bispecific program, and BA3361, our CAB Nectin-4 ADC program, a $7.8 million decrease in manufacturing costs for evalstotug, a $7.6 million decrease in development costs for our clinical stage programs primarily due to completing Phase 2 enrollment for our ongoing ADC trials for mecbotamab vedotin and ozuriftamab vedotin, a $1.0 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.3 million decrease in travel and other expenses. This was offset by $1.8 million in related party expense incurred in connection with the licensing agreement with Context Therapeutics in September 2024, which is further discussed in Note 7 and Note 8 to our financial statements, and by a $0.6 million increase in personnel related costs.

General and Administrative Expense

General and administrative expenses were $17.3 million and $20.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of approximately $2.8 million was primarily driven by a decrease of $2.8 million in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, a $0.5 million decrease in D&O insurance premiums, offset by a $0.5 million increase in professional and advisor fees related to the closing of our licensing agreement with Context Therapeutics in September 2024.

Interest Income

Interest income was $2.8 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $1.9 million was due to lower cash and cash equivalents compared to the same period in 2023.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity and via collaborations and licenses. As of September 30, 2024, we had cash and cash equivalents of $56.5 million.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) acting as sales agent pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. We have not sold any shares of our common stock under the Sales Agreement as of September 30, 2024.

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

We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that, in the event we require additional financing, such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including supply chain disruptions, and geopolitical disruptions, including the recent conflict between Russia and Ukraine and the wars between Israel and the terrorist groups Hamas and Hezbollah, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

Cash flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(55,153)	$(74,093)
Investing activities	—	(90)
Financing activities	198	(42)
Net decrease in cash and cash equivalents	$(54,955)	$(74,225)

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $55.2 million, which consisted of a net loss of $54.9 million, a net change of $7.9 million in our operating assets and liabilities and $7.7 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $8.5 million and a net decrease in operating lease right-of-use assets and lease liabilities of $0.5 million, partially offset by an increase in prepaid expenses and other assets of $1.0 million. The non-cash transactions primarily consisted of $7.0 million of stock-based compensation and non-cash charges of $0.7 million related to depreciation and amortization.

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

Cash Used in Investing Activities

Cash used in investing activities was $0 for the nine months ended September 30, 2024. Cash used in investing activities for the nine months ended September 30, 2023 was $90,000, related to the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2024, consisting primarily of the proceeds from the issuance of common stock under the ESPP and the 2020 Plan, partially offset by the payment of taxes related to the net settlement of restricted stock units.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $123.5 million and $106.5 million for the years ended December 31, 2023 and 2022, respectively. For the nine months ended September 30, 2024 and 2023, our net losses were $54.9 million and $96.5 million, respectively. As of September 30, 2024, we had an accumulated deficit of $471.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses begin to decrease as we complete enrollment for certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

As of September 30, 2024, we had approximately $56.5 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued. Our current operating plan prioritizes and focuses clinical development of selected assets and indications, and includes completion of certain of our clinical trials. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

If we are unable to obtain funding on a timely basis, including under our current or future collaborations, or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Our financial condition could be adversely affected by general conditions in the global economy and in the global financial markets. For example, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. If banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financings, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, licensing product rights, entering into product development collaborations, acquiring other businesses, products or technology or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

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

Risks related to regulatory approval, other legal compliance matters and taxation

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

We have not completed any large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and numerous other factors including the substantial discretion of regulatory authorities. The standards that the FDA and its foreign counterparts, including the EMA, use when regulating us and our existing or future collaborators require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. More recently, as part of the Food and Drug Omnibus Reform Act (FDORA), sponsors will be required to submit Diversity Action Plans (DAPs) for Phase 3 studies or other pivotal studies of new drugs. DAPs must include the sponsor’s goals for enrollment for such studies, disaggregated by age group, sex, and racial and ethnic demographic characteristics of clinically relevant study populations; the sponsor’s rationale for such goals; and an explanation of how the sponsor intends to meet such goals. FDA is scheduled to issue final guidance on DAPs by late June 2025, and these requirements are scheduled to be implemented in late 2025. However, there remains significant uncertainty regarding the final details of these requirements and their impact on development programs. We are considering these and other policy changes as they relate to our programs.

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

The enactment of FDORA included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. In addition, the Oncology Center of Excellence has announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies.

Fast track designation granted for ozuriftamab vedotin in recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN) and, if granted, for any of our other product candidates by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive regulatory approval.

In July 2024, the FDA granted fast track designation for ozuriftamab vedotin in recurrent or metastatic SCCHN, and we may seek fast track designation in the future for other product candidates. If a drug is intended for the treatment of a serious or life-threatening disease and the drug demonstrates the potential to address unmet medical needs for this disease, the drug may qualify for fast track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if product candidates do receive fast track designation, as ozuriftamab vedotin has in recurrent or metastatic SCCHN, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from its clinical development programs. Many drugs that have received fast track designation have failed to obtain approval.

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

Healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS has announced the negotiated maximum fair prices, and these price caps, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices will represent a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how certain provisions of the IRA will be implemented, the IRA will likely have a significant impact on the pharmaceutical industry. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the current administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

Changes in tax laws or in their implementation or interpretation may adversely affect us or our investors.

The rules dealing with the U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. 2022 also saw the enactment of the Inflation Reduction Act of 2022 (IRA), which imposes, among others, a 1% excise tax on certain repurchases of stock and a 15% alternative minimum income tax on “adjusted financial statement income” of certain corporations. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

We do some business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation targeting China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which was passed by the House of Representatives on September 9, 2024 and is now subject to the full Senate vote along with the Senate’s own version of the BIOSECURE Act. If passed by the Senate and signed into law, this legislation would, among other things, prohibit U.S. federal procurement of biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. On May 10, 2024, the House of Representatives released an updated version of the BIOSECURE Act bill which would delay the application of the BIOSECURE Act’s provisions (1) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by a named biotechnology company of concern under a contract or agreement entered before the effective date of the legislation and (2) for a period of 5 years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced under a contract or agreement entered before the effective date of the legislation by an entity that the government identifies in the future as a biotechnology company of concern.

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of certain of our product candidates. For example, in September 2024 we entered into an agreement to license BA3361, a Nectin-4 x CD3 T cell engaging (TCE) bispecific CAB antibody to Context Therapeutics. In addition, we are currently exploring potential third-party collaborators for development and commercialization of select CAB product candidates. With respect to our collaborations, and what we expect will be the case with any future license or collaboration agreements, we have, and would expect to have, limited control over the amount and timing of resources that our existing or future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our existing or future collaborators’ willingness to select additional product candidates to license and their abilities and willingness to fulfill their payment obligations and successfully perform the functions assigned to them in these arrangements.

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

As of September 30, 2024, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 38.8% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 7.6%, of our outstanding common stock, as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

10.1*	License Agreement between BioAtla, Inc. and Context Therapeutics Inc., dated as of September 23, 2024	8-K	001-39787	10.1	9/23/2024
10.2*	Global Transaction Agreement between BioAtla, Inc. and Himalaya Therapeutics SEZC, dated as of September 23, 2024	8-K	001-39787	10.2	9/23/2024
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

Company Name

Date: November 7, 2024	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)