Form 10-K
period 2024-12-31
BioAtla, Inc.
filed 2025-03-28
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $59.9 million based on the closing sales price of $1.37 per share as reported on the Nasdaq Global Market.

As of March 26, 2025, the number of shares of the registrant’s common stock outstanding was 58,401,147 and the number of shares of the registrant’s Class B common stock outstanding was 0.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BIOATLA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the SEC. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
our ability to continue as a going concern;
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
•
our ability to achieve the expected benefits of our workforce reduction;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•
the impact of health epidemics and outbreaks on our business, financial condition, results of operations, and prospects.

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

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company developing our novel class of highly specific and selective antibody-based therapeutics for the treatment of solid tumor cancers. Our conditionally active biologics (“CAB” or “CABs”) capitalize on our proprietary discoveries with respect to tumor biology, enabling us to target known and widely validated tumor antigens that have previously been difficult or impossible to target. Our novel CAB therapeutic candidates exploit characteristic pH differences between the tumor microenvironment and healthy tissue. Unlike healthy tissue, the tumor microenvironment is acidic, and we have designed our antibodies to selectively bind to their targets on cancer cells under acidic pH conditions but not on targets in normal tissues. Our approach is to identify the necessary targeting and potency required for cancer cell destruction, while aiming to eliminate or greatly reduce on-target, off-tumor toxicity—one of the fundamental challenges of existing cancer therapies. The enhanced selectivity of our CAB technology has the potential to greatly improve the benefit-risk ratio for the patient and allows us to deliver desired drug levels either as monotherapy or utilizing unique multi-targeted or combination therapies that are currently difficult or impossible to develop. Additionally, the combination of reversible binding with the selective, precision capability of our CAB technology enables both increased antibody potency and reduced toxicity. By exploiting our novel understanding of tumor biology, we believe that our proprietary CAB technology has the potential to transform antibody-based cancer therapy.

Our goal is to develop well-tolerated, novel cancer therapies that provide cures or extended survival to ensure patients’ improved quality of life. Studies have shown that, as a drug class, antibodies have transformed oncology treatment and include some of the best-selling therapies on the biopharmaceutical market. The broad applicability of our CAB technology allows us to develop a wide array of product candidate modalities, such as monoclonal antibodies, antibody-drug conjugates, (“ADCs”), T cell-engaging bispecific antibodies and chimeric antigen receptor T cells, or CAR-T cells. In 2021, we published a paper in the Proceedings of the National Academy of Sciences describing a novel mechanism using physiological chemicals as Protein-activated Chemical SwitchesTM (“PaCS”) for generating CAB antibodies. Initially, we applied the reversible binding and precision capability of our CAB technology to advance next-generation ADC therapies. We have also developed antibodies for immuno-oncology and for bispecific, T cell engagement.

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
o
BA3182 (CAB-EpCAM x CAB-CD3): Our first bispecific candidate demonstrated in its investigational new drug (“IND”)-enabling studies a more than 100-fold improvement in the therapeutic window, as compared to a non-CAB anti-EpCAM bispecific antibody. We are advancing a Phase 1 study in advanced adenocarcinoma. Carcinoma is the most common form of cancer and adenocarcinoma is the most common subtype. Adenocarcinoma is most prevalent in the lung, prostate, breast, pancreas, esophagus, colon/rectum and stomach. Almost all prostate and breast cancers are adenocarcinoma, and about 96% of colorectal cancers are adenocarcinoma (American Cancer Society 2022).
o
Mecbotamab vedotin (BA3011): Clinical data from our Phase 1 and Phase 2 part 1 trials with mecbotamab vedotin are supportive of its development in metastatic sarcomas, a set of cancers with a high unmet clinical need, and in metastatic non-small cell lung cancer (“NSCLC”) with KRAS mutations. In addition, we have obtained Food and Drug Administration (“FDA”) clearance to initiate a potentially registration-enabling Phase 2/3 trial in NSCLC in 2nd Line + or 3rd Line + population.
o
Ozuriftamab vedotin (BA3021): In our Phase 1 trial, we have observed antitumor activity in NSCLC, melanoma and squamous cell carcinoma of head and neck (“SCCHN”) in patients who had failed programmed cell death protein 1 (“PD-1”) therapy, and we have an ongoing Phase 2 trial of ozuriftamab vedotin in SCCHN with fast-track designation from the FDA.

•
Leverage our CAB platform to develop and enhance pre-clinical assets, including several CAB bispecific and next generation CAB ADC candidates to further address areas of high unmet needs in treating solid tumors. We have shown in preclinical experiments, including for our Phase 1 clinical asset, BA3182, that our CAB bispecific molecules meet or exceed the activity of conventional bispecifics and reduce systemic activation of potentially fatal immune responses. For example, BA3182 demonstrated in its IND-enabling studies a more than 100-fold improvement in the therapeutic window as compared to a non-CAB anti-EpCAM bispecific antibody.

We believe that our next generation CAB-ADC platform further widens that therapeutic window by enhancing the linker-payload system. Combining our CAB technology with our next generation CAB-ADC platform replaces the traditional peptide linker with a novel sugar-based linker to deliver the MMAE payload. It is expected that this new CAB-ADC system will further reduce off-target, off-tumor toxicity and thereby expand the therapeutic window.

•
Maintain and strengthen our intellectual property portfolio. As of February 1, 2025, we had a total of 752 patents and patent applications with 479 issued patents, 13 allowed applications and 260 pending applications covering our CAB technology and product candidates. This broad patent coverage was designed such that protection of our product candidates is not dependent on any single patent but rather, each product candidate is covered by several layers of protection. We plan to continue to maintain, monitor, enforce and defend our intellectual property.
•
Enter into collaborations to maximize the value of our platform and pipeline. Given the potential of our technology to generate novel product candidates addressing a wide variety of solid tumors, we may opportunistically enter into strategic collaborations around specific geographic regions, indications, combinations and companion diagnostics. We may also explore collaboration arrangements to commercialize any product candidates where we believe the resources and expertise of the third party could be beneficial. We are currently seeking partnering opportunities across our portfolio, including for our clinical-stage programs, Ozuriftamab Vedotin and Evalstotug. These collaborations could advance and accelerate our programs to maximize their market potential and expand the worldwide commercial potential of our CAB technology and assets.

Our pipeline

We believe that there is significant potential to improve therapeutics for our patients with our proprietary CAB antibody technology across well-validated oncology targets in solid tumors. The following table summarizes our current product candidate pipeline.

Mecbotamab vedotin (BA3011): Our clinical stage product candidate, mecbotamab vedotin, or BA3011, is a CAB ADC that targets AXL, a protein kinase receptor that is expressed on the surface of many tumors. AXL is considered to be a driver of many cellular processes that are critical for the development, growth and spread of tumors, including proliferation, invasiveness and migration, stemness, which is related to core stem cell properties such as self-renewal and differentiation, angiogenesis, or the growth of blood vessels, and immune modulation. AXL has been shown to be involved in the epithelial-mesenchymal transition, or EMT, a process by which epithelial cells lose their cell polarity and cell-cell adhesion, and gain migratory and invasive properties to become mesenchymal stem cells (“MSCs”). MSCs are home to developing aggressive tumors, where they exacerbate cancer cell proliferation, motility, invasion and metastasis, foster angiogenesis, promote tumor fibrosis and suppress antitumor immune responses. Several therapeutic agents that target AXL have been developed and investigated in clinical trials, and several small-molecule AXL kinase inhibitors have been developed by others; however, the majority of these inhibitors, including one that is approved, are not highly selective for AXL. Although other non-CAB anti-AXL antibodies and ADCs have shown encouraging clinical signs of antitumor activity, adverse events, such as high-grade constipation and peripheral neuropathy, were particularly pronounced and led to discontinuation of clinical development of some candidates.

Mecbotamab vedotin is an ADC consisting of a CAB humanized immunoglobulin G, (“IgG1”), anti-AXL monoclonal antibody. The core antibody is conjugated using a cleavable linker attached to the well-known and proven toxin monomethyl auristatin E, or MMAE. Mecbotamab vedotin is designed to specifically and reversibly bind to AXL in conditions found within the tumor microenvironment, thus conferring a selectivity binding advantage for tumors over normal cells. Upon binding of mecbotamab vedotin to AXL on the surface of tumor cells, it is internalized and the MMAE cytotoxin is released, thus killing the cancer cell.

We have conducted a Phase 2 study (BA3011-002) in NSCLC patients who have previously progressed on PD-1 / programmed cell death ligand 1 (“PD-L1”), epidermal growth factor receptor (“EGFR”), or anaplastic lymphoma kinase (“ALK”) inhibitor therapy. We also conducted a Phase 2 study in sarcoma in patients who were ineligible for chemotherapy or have received at least one regimen containing anthracycline. In both Phase 2 indications, we have enrolled patients either as a monotherapy or in combination with a PD-1 inhibitor, nivolumab. Both the monotherapy and combination treatment are broadly well tolerated with most events being low grade and reversible with no clinically meaningful on-target toxicity observed during the course of treatment. Drug-related adverse events appear likely to have been related to free-circulating MMAE payload-associated toxicity including reversible neutropenia, elevated liver function test and hyperglycemia which were all manageable and with low incidence. Our Phase 2 study in NSCLC has shown promising long-term survival in heavily pre-treated mutated KRAS NSCLC patients with mecbotamab vedotin at Q2W both as monotherapy and in combination with nivolumab.

We have conducted a Phase 2, single-arm trial with mecbotamab vedotin monotherapy in patients with undifferentiated pleomorphic sarcoma (“UPS”) who have experienced prior treatment failure. We continue to see encouraging efficacy in AXL positive UPS patients, however, there is a potential need for a companion diagnostic and a likely requirement of a randomized trial in UPS. As a result, we may prioritize the larger, recently identified mutated KRAS NSCLC opportunity which shows high correlation with AXL expression, thereby utilizing an approved readily available companion diagnostic for KRAS mutations. Both soft tissue and bone sarcoma, as well as other indications, remain promising for potential future development.

Ozuriftabmab vedotin (BA3021): We are developing our clinical stage product candidate, ozuriftamab vedotin or BA3021, a CAB antibody drug conjugate directed against Receptor Tyrosine Kinase Like Orphan Receptor 2 (“ROR2”). ROR2 is overexpressed across many different solid tumors, including breast, lung, pancreatic, renal, ovarian, and colorectal cancers, SCCHN, and melanoma; its tumoral expression is further enhanced among those treated with PD-1 checkpoint inhibitors. Cancer cell expression of ROR2 has been associated with enhanced cancer cell migration, EMT, increased associated risk for relapse, metastasis and unfavorable prognosis. In breast cancer, for example, ROR2 was found to be expressed in the majority of patient samples, with those expressing ROR2 having decreased overall survival. A similar correlation between ROR2 expression level and overall survival was observed in NSCLC and metastatic melanoma. Genetic inactivation of ROR2 in metastatic melanoma cells was shown to prevent metastases of these tumor cells in mice. ROR2 also has essential roles in normal cells and in early development. Inactivation of ROR2 is lethal in mice with defects observed in the heart, nervous system and skeleton. Less severe mutations in ROR2 in humans is associated with skeletal diseases such as Robinow syndrome and brachydactyly type B.

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

We are prioritizing SCCHN for ozuriftamab vedotin as a therapeutic indication for development over other possible indications in solid tumors, including melanoma and triple negative breast cancer. We have conducted Phase 2 studies in melanoma, NSCLC, and SCCHN treated with ozuriftamab vedotin as a monotherapy or in combination with a PD-1 inhibitor, nivolumab. Both the monotherapy and combination treatment are broadly well tolerated with most events being low grade and reversible with no clinically meaningful on-target toxicity observed during the course of treatment. Ozuriftamab vedotin has shown promising overall response rates in SCCHN and the FDA has granted Fast-Track designation for ozuriftamab vedotin in SCCHN. We believe that 1.8 mg/kg of ozuriftamab vedotin delivered every other week satisfies dose optimization requirements, which will be confirmed prior to initiation of a Phase 3 study in SCCHN.

Evalstotug (BA3071): Our clinical stage product candidate, evalstotug, is a CAB anti-CTLA-4 antibody that is being developed as an immuno-oncology agent with the goal of delivering at least the efficacy of approved CTLA-4 antibodies, such as ipilimumab, but with lower toxicity rate as a result of the CAB’s unique tumor microenvironment-restricted binding. Cytotoxic T-lymphocyte-associated antigen 4 (“CTLA-4”), is an immune checkpoint involved in regulating T-cell activation. The primary role of immune checkpoints is to prevent autoimmune attacks against normal tissue in the body; however, cancer cells often take advantage of this pathway to prevent immune destruction of the tumor. Ipilimumab and tremelimumab currently are the only anti-CTLA-4 monoclonal antibodies approved by the FDA. Ipilimumab is approved as a single agent for the treatment of melanoma, and in combination with an anti-PD-1 antibody for the treatment of several solid tumors, including melanoma, renal cell carcinoma, colorectal cancer and NSCLC, and tremelimumab is approved in combination with an anti-PD-L-1 antibody for the treatment of unresectable hepatocellular carcinoma and NSCLC. Patients treated with these checkpoint inhibitors face the risk of adverse events associated with inappropriate activation of the immune system beyond the tumor site including severe and sometimes fatal enterocolitis, hepatitis, dermatitis, neuropathy and endocrinopathy. Consequently, usage and dosage of these checkpoint inhibitors is highly limited due to their safety profile.

We are developing evalstotug as a potential therapeutic for solid tumor indications. We have completed a dose-escalation trial of evalstotug as monotherapy and in combination with an anti-PD-1 antibody. We have reached the planned maximum dose of 1000 mg with maximum tolerated dose (“MTD”) not being reached. A Phase 2 study was initiated at a dose of either 350mg or 700mg in combination with the PD-1 inhibitor, pembrolizumab, for dose optimization. Evalstotug has shown promising efficacy in several indications. Most related adverse events in the Phase 1 and 2 were low grade with acceptable tolerability.

BA3182 (CAB-EpCAM x CAB-CD3): Our bispecific candidate, BA3182, is currently being investigated in a Phase 1 dose escalation study in advanced adenocarcinoma. We have leveraged our CAB technology to develop bispecific antibodies, which bind both a tumor-specific antigen and a T cell receptor using dual CAB antigen-binding domains. A bispecific antibody is a type of engineered antibody that can simultaneously bind two separate and unique antigens, unlike conventional monospecific antibodies that only bind to one type of target.

A common design feature for a bispecific antibody is to include a T cell engager component (e.g., CD3 receptor), such that one antigen-binding domain recognizes a surface-expressed tumor antigen and the other antigen-binding domain binds to and activates CD3+ T cells. With this design, bispecific antibodies can induce potent T cell responses against tumors expressing the tumor target antigen in a simplified manner relative to even off-the-shelf or allogeneic CAR-T therapies. The first FDA-approved bispecific antibody was a T cell engager, blinatumomab, which contained antigen-binding domains for CD19, an antigen found on B-cell leukemias, and CD3, a T cell activating receptor.

There are many structural variants of antibodies and other antigen-binding domains being used by others to construct bispecific product candidates, some of which are being tested clinically. However, similar to CAR-T cells and blinatumomab, many of these bispecific product candidates have increased risks of generating life-threatening cytokine release syndrome and other potential adverse events due to systemic immune activation.

We have applied our CAB antibody technology to develop bispecific CAB antibodies in which both antigen-binding domains are active only in the tumor microenvironment. An example of this approach is our BA3182 bispecific. Epithelial cell adhesion molecule (“EpCAM”) is a protein that is over-expressed in many cancers including carcinomas derived from colon, intestine, breast, lung and prostate. Expression of EpCAM has been extensively associated with cell growth and proliferation of both healthy and cancer cells.

EpCAM was one of the first cancer-associated antigens discovered; however, in the forty years since, its clinical impact as a target for therapeutic antibodies in cancer has been limited. One of the problems with targeting EpCAM is its broad expression in the basolateral membranes of normal epithelial cells. Conventional approaches of avoiding systemic toxicities, including deliberately selecting antibodies with low affinity for EpCAM with the intention of generating some degree of selectivity for tumors that express very high levels of EpCAM, have not been successful. Bispecific constructs targeting EpCAM have also not lived up to expectations. Solitomab, a third-party, non-CAB EpCAM x CD3 bispecific tested in the clinical by Amgen, led to over 95% of patients in a Phase 1 dose-escalation trial to experience at least one Grade 3 or above adverse event. Over 20% of patients experienced dose-limiting toxicities, and at tolerated doses only one unconfirmed partial response was observed among 65 patients.

In our Phase 1 dose escalation study, we have observed several patients with tumor reduction, including one colorectal patient with stable disease for more than one year and we continue to dose escalate.

Preclinical candidates

BA3361 (CAB-Nectin-4-ADC)

Nectin-4 is widely expressed and has adhesive roles in normal tissues. The CAB selectivity to target Nectin-4 in the tumor microenvironment is critical in providing the necessary safety to deliver the drug conjugate selectively to cancerous tissue. A clinical candidate was selected from a set of lead molecules that were characterized by multiple assays including functional assays. In addition to the assay performance, the lead candidate demonstrated high binding under tumor conditions and little to no binding under normal physiological conditions. We have received FDA clearance of our IND for BA3361.

Bispecific preclinical candidates

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

BA3142 (CAB-B7-H3 x CAB-CD3)

Our second bispecific product candidate, BA3142, is a dual-CAB T-cell engager targeting B7-H3, a protein expressed on many solid tumors. The lead molecule was characterized by multiple assays including functional assays, and by preclinical efficacy studies in a xenograft model of human pharyngeal cancer using mice with a humanized immune system. The lead molecule showed antitumor activity comparable to a non-CAB antibody while demonstrating lower binding and functional activity under physiological conditions, as expected for a CAB bispecific antibody. Cell line development and in vivo efficacy study are completed. We have manufactured sufficient supply of BA3142 to enable the Company to complete an IND and initiate a Phase 1 clinical trial in the near term with additional funding or through a partnership.

CAB-Nectin 4 x CAB-CD3 (formerly BA3362)

We out-licensed a pre-clinical Nectin 4 T-cell engager to Context Therapeutics in 2024. See further discussion in the Licensing and Strategic Collaboration section below.

These assets are in varying stages of development and have been positioned for partnering.

Our CAB technology

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

Our CAB technology capitalizes on the well-established Warburg Effect that through a glycolytic process leads to an acidic external tumor microenvironment. Extracellular pH levels in tumors have been measured to be as low as pH 5.8 compared to the tightly controlled, alkaline, pH 7.4 of blood, with even higher pH in healthy tissues. Glycolytic metabolism is also the basis of the established PET scanning technology for detection of cancerous tumors. CAB proteins have increased binding activity as the pH in the microenvironment becomes acidic, while being inactive in normal physiological environments. We discovered a novel chemical switch mechanism that underpins this binding activity that involves physiologically occurring chemicals, such as bicarbonate and hydrogen sulfide. These molecules are negatively charged at physiological conditions and interact with positive charged areas on the protein surface. Under acidic conditions found in the tumor microenvironment, these charged molecules are neutralized by the H+ ions and released from the protein surface, uniquely allowing CAB antibodies to bind to their target and attack the tumor cell. We refer to this novel physiological mechanism, used for generating CABs, as Protein-associated Chemical Switch(es)TM or PaCS mechanism. The ability to design conditionally active therapeutics with strong selectivity over narrower pH ranges using the PaCS mechanism, offers the opportunity to greatly enhance both the safety and potency of future therapies for solid tumors.

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

Our CAB antibodies have been designed to be active in the acidic, lower pH of the tumor microenvironment and inactive under the alkaline pH of 7.4 and above found in normal physiological conditions. In a quantitative in vitro binding assay, we compared a CAB antibody and a non-CAB antibody that both bind to the target AXL with matched strength of binding to the target, or affinities, when measured at pH 6.0. The binding of the CAB antibody was highly sensitive to pH with binding becoming much weaker as pH approached 7.0 and almost undetectable at a physiological pH of 7.4. In contrast, a non-CAB antibody to AXL showed indiscriminate and experimentally equivalent binding across the entire pH range tested, including at pH 7.4 of normal cells. Our CAB development process is capable of identifying CAB antibodies with a range of sensitivities to pH.

Low pH-dependent CAB antibodies are far less likely to bind to targets outside of tumors, resulting in several potential advantages over traditional antibodies:

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
•
Improved pharmacokinetics. Limited binding to targets outside of tumors effectively increases their half-life in plasma. The phenomenon of target-mediated drug disposition (“TMDD”), is a well-known limitation facing the development of many biologics, which CAB antibodies can significantly reduce.
•
Broader universe of tumor-specific antigens that can be targeted. There are few highly prevalent tumor-specific antigens expressed on solid tumors, which represent approximately 90% of tumor types, that are not expressed at some level in normal tissues. While some targets, such as EGFR, can be targeted by traditional antibodies with some acceptable level of toxicity in a subset of patients, many other potential targets cannot. CAB antibodies with pH-dependent binding have the potential to significantly reduce the potential risk of systemic toxicities caused by expression of targets on normal tissues.

Through the use of our proprietary technology, we have developed CAB antibodies which we believe have specificity for tumors, while avoiding binding to the same antigen target expressed on many normal tissues. This allows us to develop therapeutics against targets that are expressed at high levels on tumor cells but are also present on normal cells and tissues, without the toxicities associated with traditional antibodies. While our lead product candidates primarily exploit the differences in pH between the tumor microenvironment and healthy tissue, there is a potential for other yet to be identified PaCS molecules in disease related microenvironments, whether controlled through pH concentration, or other molecular characteristics (intra- or intermolecularly) for enhancing a drug’s therapeutic index. Potential new therapeutic candidates addressing these opportunities are not limited to antibodies, but may also include small molecules, encompassing lipids, sugars and nucleic acid-based agents or drugs. Further, it is expected that PaCS protein-chemical systems are important naturally occurring regulatory systems linked to a range of disease-related microenvironments, including cancer, inflammation and cellular senescence.

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

There are several companies in various stages of clinical development of ADCs, one of the key features of our product candidates mecbotamab vedotin and ozuriftamab vedotin. Currently, there are several approved ADCs and many more in clinical development, the vast majority of which are being developed for the treatment of cancer. Certain other companies are also pursuing antibody therapies in immuno-oncology. Although we do not believe competing companies have selective CAB technology, there is a wide array of activity in immune-based cellular therapies for oncology.

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

Manufacturing

Our CAB antibodies are designed and produced using our patented Comprehensive Integrated Antibody OptimizationTM (“CIAO!”) technology. The successful evolution, design, and development of a CAB antibody with specific characteristics and qualities require that the development and manufacturing processes result in the CAB antibody with the desired properties. We have developed our patented process of CIAO! that integrates into the design process the critical features for subsequent development steps and manufacturing. A key element of the CIAO! process is that all design and development of the antibody is conducted in a mammalian cell line such as Chinese hamster ovary. This host cell is essentially identical to that used for manufacturing the majority of antibodies. This integrated and efficient approach is designed to provide consistency of the folding, glycosylation and other critical features throughout the development and commercialization process for improved activity, selectivity and yields in manufacturing.

We currently do not own or operate any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We also expect to rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. Furthermore, the raw materials for our product candidates may be sourced, in some cases, from a single-source supplier. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We have personnel with significant technical, manufacturing, analytical, quality, including current good manufacturing practices (“cGMPs”), and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

On November 19, 2021, we entered into Amendment No. 3 to the Global Co-Development and Collaboration Agreement (“Amendment No. 3”). Under Amendment No. 3, the collaboration agreement was terminated, subject to survival of certain provisions, and BeiGene handed back rights to certain know-how and materials received under the collaboration agreement and we assumed responsibility for the development and commercialization of evalstotug, in addition to other standard provisions. As consideration for Amendment No. 3, we agreed to pay BeiGene mid single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of evalstotug.

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

Intellectual property

Since inception, we have recognized the value of strong, defensible and relevant intellectual property protection. We seek to protect our technologies and products and the potential market for such technologies and products. To accomplish this goal, we apply for patents covering our processes and compositions. We also apply for patents covering developments and technologies for purpose of preventing third parties from developing competing products. Inventions related to various aspects of our core technologies have already been protected by issued and pending patent applications. As of February 1, 2025, we had 787 patents and patent applications with 523 issued patents, 7 allowed applications, and 257 pending applications.

We recognize that the ability to obtain patent protection and the degree of such protection depends on several factors, including the extent of the prior art, the novelty of the invention, the obviousness of the invention and the ability to satisfy the enablement and written description requirements of the patent laws. We file all relevant types of patent applications to protect our intellectual property, including patent applications with claims directed to our processes and products, and applications and uses thereof.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application related to the patent. A U.S. patent may be accorded a patent term adjustment (“PTA”), under certain circumstances to compensate for delays in granting the patent caused by the United States Patent and Trademark Office. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may be eligible for a patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive regulatory approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions.

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

Company-owned patents

Mecbotamab vedotin is covered by many filings, including a published PCT application filed in 2017 that entered the national phase in 2018. Applications have been granted in Australia, Israel, Japan, Korea, Mexico, Singapore, Taiwan, and the United States and are pending in 13 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037.

Ozuriftamab vedotin is covered by many filings, including a published PCT application filed in 2017 that entered the national phase in 2018. Applications have been granted in Australia, Europe, Israel, India, Japan, Korea, Mexico, Taiwan and the United States and are pending in 134 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037.

Evalstotug is covered by many filings, including a published PCT application filed in 2019 that entered the national phase in 2021. Applications have been granted in Australia, Canada, Israel, Japan, Korea, New Zealand, Russia and the United States and are pending in 16 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2039.

Our CAB-anti-EpCAM antibody and our preclinical stage CAB-anti-Nectin-4 antibody, are covered by many filings. As of January 1, 2024, CAB-anti-EpCAM antibodies are covered by 13 national phase filings, including in the United States, an additional PCT application and two non-PCT filings in Taiwan. As of January 1, 2024, CAB-anti-Nectin-4 antibodies are covered by 12 national phase filings and an application in Taiwan. Composition of matter claims issuing from these applications would not expire before either 2040 or 2044.

Core components of our product candidates are protected by company-owned platform applications directed to novel methods of protein evolution, methods of making conditionally active biologics, integrated selection and evolution of antibodies and proteins in expression production hosts, multi-specific antibodies and methods of making, modified antibody regions, conditionally active biological proteins, proteins targeting orthologs, discovery of and production of conditionally active biologic proteins in eukaryotic cell production hosts, conditionally active chimeric antigen receptors for modified T-cells, diagnostics using conditionally active antibodies, conditionally active polypeptides, antibodies targeted to senescent cells, conditionally active proteins for neurodegenerative diseases, and conditionally active proteins with pH selectivity. We also have 30 issued U.S. patents covering various aspects of the manufacturing methods used to generate CAB antibodies that have patent terms expiring from 2030 to 2038, excluding potential patent term extensions.

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

In September 2024, the Company granted Context Therapeutics an exclusive worldwide license to develop, manufacture, and commercialize two licensed antibodies, including a CAB Nectin-4 x CD3 T-Cell engaging bispecific antibody, and non-exclusive rights to BioAtla's enabling technology to the extent necessary to exploit the licensed antibodies. See Note 7 to our financial statements for further details.

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

Licensure and Regulation of Biologics in the United States

In the United States, the FDA regulates biologic products under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Public Health Service Act (“PHSA”), and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacturing, safety, purity, potency, labeling, packaging, storage, record keeping, approval, distribution, post-approval monitoring and reporting, sampling, import, export, advertising and other promotional practices involving biologic products. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except the section of the FDCA that governs the approval of new drug applications (“NDAs”). Biological products are approved for marketing under provisions of the PHSA, via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

U.S. biologic products development process

Biological product candidates must be approved by the FDA pursuant to a BLA before they may be legally marketed in the United States. The process generally involves the following:

•
Completion of extensive preclinical laboratory tests and in vivo studies in accordance with the FDA’s current good laboratory practice (“GLP”) regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
Submission to the FDA of an IND, which must become effective before clinical trials may begin;
•
Approval by an independent institutional review board (“IRB”), reviewing each clinical site before each clinical trial may be initiated;
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

U.S. review and approval processes

FDA approval of a BLA must be obtained before commercial marketing of the biologic product. The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s pharmacology, chemistry, manufacturing controls (“CMC”), and proposed labeling, among other things, are submitted to the FDA as part of the BLA requesting approval to market the product for one or more indications.

The cost of preparing and submitting a BLA is substantial. Under the Prescription Drug User Fee Act (“PDUFA”), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.

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

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMPs to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions on approval. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (“REMS”), is necessary to assure the safe use of the product candidate. REMS involve additional risk minimization strategies to ensure that the benefits of the product outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

The Food and Drug Omnibus Reform Act (“FDORA”) included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

If a product with orphan designation receives the first FDA approval of the drug to treat the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of product supply issues. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to orphan drug exclusivity. Competitors may receive approval of either a different drug for the same indication or the same drug for a different indication.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated and approved. The FDA may approve a second application for the same drug for a different use or a second application for a clinically superior version of the drug for the same use. Because healthcare professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite another product’s orphan exclusivity. The FDA cannot, however, approve the same drug made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor, the new drug product has been demonstrated to be clinically superior, or the sponsor is unable to provide sufficient quantities.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic has adequate sensitivity and specificity, has adequate specimen and reagent stability, and produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (“QSR”), which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Pediatric information

Under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biologic product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, the PREA generally does not apply to any biologic product candidate for an indication for which orphan designation has been granted with the exception of orphan-designated biologics if the product contains a new active ingredient and is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.

The Best Pharmaceuticals for Children Act (“BPCA”) provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Biosimilars and exclusivity

The Patient Protection and Affordable Care Act (the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has licensed many biosimilars under the BPCIA, and has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

Under the BPCIA, an application for a biosimilar product referencing an exclusivity-protected biological product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product referencing an exclusivity-protected biological product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created an exclusivity period for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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

Clinical trial approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials (excluding non-interventional trials) conducted in the European Union has been implemented through national legislation of the member states. Under this system, the sponsor of a clinical trial must submit a request for authorization to the competent national authority each European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant must obtain a favorable opinion from the competent ethics committee before starting a clinical trial. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

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

PRIME designation in the European Union

In March 2016, the European Medicines Agency (the “EMA”) launched an initiative to facilitate development of product candidates of major interest from the point of view of public health and in particular from the point of view of therapeutic innovation. The PRIority MEdicines, (“PRIME”), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligibility for the PRIME scheme depends on the availability of adequate preclinical and clinical data to justify a potential major public health interest prior to the initiation of confirmatory clinical trials at the proof-of-concept stage. Products from micro, small and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies and benefit from fee reductions with the EMA. Many benefits accrue to sponsors of product candidates with PRIME designation, including early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, scientific advice on key decision points for the preparation of the MAA and accelerated MAA assessment once a dossier has been submitted. More specifically, a kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Importantly, a dedicated EMA contact (rapporteur) from the Committee for Human Medicinal Products (“CHMP”), or Committee for Advanced Therapies in the case of an advanced therapy, are appointed early in the PRIME scheme to provide continuous support and help to build knowledge ahead of a MAA.

Marketing authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union member states (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. In order to support the authorization of medicinal products for children, Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP. The requirement for a PIP also applies to applications for new indications, pharmaceutical forms or routes of administration for medicinal products that are already authorized.

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

Patent term extensions in the European Union and other jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates (“SPCs”). The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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

An orphan drug designation provides several benefits, including fee reductions, regulatory and scientific assistance and the possibility to apply for a centralized European Union marketing authorization. In particular, an orphan drug designation leads to a 10-year period of market exclusivity from the granting of the concerned medicinal product marketing authorization for the particular indication. During this market exclusivity period, neither the EMA nor the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar or identical active substance, or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable so as to not justify market exclusivity.

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

Other U.S. healthcare laws and compliance requirements

In the United States, biotechnology company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (“HHS”) (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice (the

“DOJ”), and individual U.S. Attorney offices within the DOJ, and state and local governments. The laws biotechnology companies may have to comply with include the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and/or formulary managers on the other. There are several statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor. In addition, the statutory exceptions and regulatory safe harbors are subject to change. Additionally, the intent standard under the Anti-Kickback Statute was amended by the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the conditions of the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Federal and state data privacy and security laws

Under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their regulations, including the final omnibus rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are many state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. On November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CPRA took effect in most material respects on January 1, 2023. CCPA enforcement thus far has been limited; it has not been subject to significant litigation and judicial interpretation. As a result, it remains unclear how various provisions of the CCPA will be interpreted and enforced. State laws are changing rapidly and there is discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted. In addition, Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws.

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

Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act of 2022 (the “IRA”) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations took place in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in several lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products. Additional state and federal healthcare reform measures could be adopted in the future.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing.

Human Capital Management

Employees. As of December 31, 2024, we employed 61 employees. We also engaged 15 independent contractors located in China as of December 31, 2024 pursuant to our relationship with BioDuro-Sundia, a U.S.-based provider of preclinical development services. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Inclusion and Belonging. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. Our current efforts are focused on four primary areas:

•
Employee well-being. We believe everyone plays a crucial role in fostering a safe and healthy workplace. With employees in diverse roles and functions, we empower them to contribute to a safe working environment, whether they are in a lab or office. Our policies and practices are designed to not only protect our employees but also to safeguard the surrounding communities where we work.
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
•
Learning and development opportunities. To support our employees in reaching their full potential, we offer a wide range of internal and external learning and development opportunities to support a culture of learning.
•
Community Involvement. We aim to give back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We work with local universities to introduce and promote careers in science and biotechnology through internship opportunities.

Employee Communication and Engagement. We believe that our employees perform at their best when they understand how their contributions align with our overall strategy. To foster this connection, we prioritize open and transparent communication through several channels, including all hands meetings, company-wide updates and posts on our intranet. To maintain employee morale, we assess engagement through our managers who gather valuable feedback on career development, work environment and supervisor performance. Additionally, we track employee turnover rates to gauge satisfaction. The insights from this feedback are used to shape initiatives that aim to boost employee engagement and enhance the overall employee experience.

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
•
We have incurred significant losses and negative cash flows from operations since our inception. We may incur losses over the next several years and may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern and we will need additional funding to continue development of our CAB technology platform and our CAB product candidates.
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
•
Results from early-stage clinical trials may not be predictive of results from late-stage or other clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, the European Medicine Agency (“EMA”) or other comparable foreign regulatory authorities.
•
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•
We may not realize the anticipated benefits of our workforce reductions, and our restructuring may adversely affect our business.
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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $69.8 million and $123.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $486.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses begin to decrease as we complete enrollment for certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

We have incurred significant losses and negative cash flows from operations since our inception. We may incur losses over the next several years and may never achieve or maintain profitability. Without taking other actions, these factors raise substantial doubt about our ability to continue as a going concern and we will need additional funding to continue development of our CAB technology platform and our CAB product candidates.

We have incurred significant operating losses to date and expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the development of our CAB technology platform and our CAB product candidates. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern for the 12 months from the date that our financial statements included elsewhere in this Annual Report are issued. As a result, our independent public accounting firm included an explanatory paragraph regarding the same in its report on this Annual Report. Our financial statements as of December 31, 2024 do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2024, we had approximately $49.0 million in cash and cash equivalents. Based upon our current operating plan and assumptions, we estimate that our cash and cash equivalents will enable us to fund our operations into the first half of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We expect to finance our future cash needs through equity or debt financings, strategic collaborations transactions, or a combination of these approaches. We believe that data from our ongoing clinical trials will enable us to raise additional capital which will address this doubt and enable us to continue as a going concern. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us, if at all. In addition, our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be harmed, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved. The perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors and employees.

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

We have no products on the market and our product candidates are in various stages of development. We are currently conducting Phase 2 clinical trials of mecbotamab vedotin, ozuriftamab vedotin, and evalstotug, and a Phase 1 trial of BA3182. Various other product candidates are in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including, among others:

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
•
delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or institutional review boards (“IRBs”), to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
•
failure of any third-party contractors, investigators or contract research organizations (“CROs”), to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
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

We focus our product candidate development on therapeutic CAB antibodies for the treatment of various oncology indications, such as sarcoma, NSCLC, melanoma, and head and neck cancer among others. Our projections of addressable patient populations that may benefit from treatment with our product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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
•
unforeseen safety issues, including occurrence of treatment emergent adverse events (“TEAEs”), associated with the product candidate that are viewed to outweigh the product candidate’s potential benefits;
•
difficulties in adding new clinical trial sites;
•
ambiguous or negative interim results;
•
lack of adequate funding to continue the clinical trial;
•
difficulties in manufacturing sufficient quantities of product candidate acceptable for use in clinical trials in a timely manner, or at all; or
•
health epidemics and outbreaks, which in the past has resulted in, and in the future may result in, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board (“DSMB”) for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to several factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or lost. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

In our clinical trials for our antibody-drug conjugates mecbotamab vedotin and ozuriftamab vedotin, we have observed adverse events such as reversible myelosuppression, transient liver enzyme elevations, pyrexia, or fever, metabolic disturbances and peripheral neuropathy. In our clinical trial for evalstotug, we have observed infusion-related reactions, cytokine release syndrome, and immune-related adverse events. We may also observe undesirable side effects in clinical trials for our other product candidates.

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

The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, some of the late-stage patients enrolled in the clinical trials may die or experience major clinical events either during the course of our clinical trials or after participating in such trials due mainly to the gravity of their illness, which has occurred in the past.

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

Although we do not believe competing companies have selective CAB technology, there is a wide array of activity in several areas of immune-based cellular therapies for oncology including CAR-T and T-cell receptor therapies. Certain companies are also pursuing antibody therapies in immuno-oncology, ADCs and various prodrug biologic products designed to be preferentially activated at tumor sites. There are several FDA approved ADC products and several companies in various stages of clinical development of ADCs mostly directed at oncology indications, a key feature of our product candidates mecbotamab vedotin and ozuriftamab vedotin. There are also companies developing technologies designed to deliver biologics and chemotherapeutic agents with some targeting capabilities. In addition, if any of our product candidates are approved in oncology indications, they may compete with existing biologics and small molecule therapies, or may be used in combination with existing therapies. There are also many other therapies under development that are intended to treat the same cancers that we are targeting or may target with our CAB platform, including through approaches that could prove to be more effective, have fewer side effects, be cheaper to manufacture, be more convenient to administer or have other advantages over any products resulting from our technologies.

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

The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), enacted as part of the Affordable Care Act (the “ACA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product referencing an exclusivity-protected product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product referencing an exclusivity-protected biological product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full Biologics License Application (“BLA”) for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our product candidates.

There is a risk that any product candidates we may develop that are approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated.

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

Risks related to regulatory approval, other legal compliance matters and taxation

We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could affect the price of our common stock and liquidity and reduce our ability to raise capital.

Our common stock is currently listed on The Nasdaq Global Market. The Nasdaq Global Market has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market.

On February 6, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) because the Company has not maintained a minimum closing bid price of the Company’s common stock of at least $1.00 per share for the last 30 consecutive business days. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company has 180 calendar days from the date of the Notice, or until August 5, 2025, to regain compliance. If the Company is not deemed in compliance before the expiration of the 180 day compliance period, it will be afforded an additional 180 day compliance period, provided that the Company transfers to The Nasdaq Capital Market and it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except for the Rule) based on the Company’s most recent public filings and market information and provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period.

The Company intends to monitor the bid price of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the Rule. There can be no assurance that the Company will be able to regain compliance with the Rule.

Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. In addition, delisting of our common stock could result in the loss of confidence by investors and adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

We have not completed any large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and numerous other factors including the substantial discretion of regulatory authorities. The standards that the FDA and its foreign counterparts, including the EMA, use when regulating us and our existing or future collaborators require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. More recently, as part of the Food and Drug Omnibus Reform Act (FDORA), sponsors will be required to submit Diversity Action Plans (DAPs) for Phase 3 studies or other pivotal studies of new drugs. DAPs must include the sponsor’s goals for enrollment for such studies, disaggregated by age group, sex, and racial and ethnic demographic characteristics of clinically relevant study populations; the sponsor’s rationale for such goals; and an explanation of how the sponsor intends to meet such goals. Actions taken in the early days of the new presidential administration have created significant uncertainty as to whether Project Equity will continue and whether the statutory requirements related to DAPs will be implemented by FDA in the near future. We are considering these and other policy changes as they relate to our programs.

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
•
the data collected from preclinical studies and clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other regulatory submission necessary to obtain regulatory approval in the United States or elsewhere; and
•
we or our contractors may not meet the current Good Manufacturing Practices (“cGMPs”) and other applicable requirements for manufacturing processes, procedures, documentation and facilities necessary for approval by the FDA or comparable foreign regulatory authorities.

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

Fast track designation granted for ozuriftamab vedotin in recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN) and potential future fast track designation for any of our other product candidates by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive regulatory approval.

In July 2024, the FDA granted fast track designation for ozuriftamab vedotin in recurrent or metastatic SCCHN, and we may seek fast track designation in the future for other product candidates. If a drug is intended for the treatment of a serious or life-threatening disease and the drug demonstrates the potential to address unmet medical needs for this disease, the drug may qualify for fast track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if product candidates do receive fast track designation, as ozuriftamab vedotin has in recurrent or metastatic SCCHN, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from its clinical development programs. Many drugs that have received fast track designation have failed to obtain approval, and there can be no assurance that such fast track designation would lead to a faster development or regulatory review or approval process, or to regulatory approval.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. For example, in the United States, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”) an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for mecbotamab vedotin as a treatment for mKRAS NSCLC, and we are found to have promoted off-label uses, we may become subject to significant liability. Physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved labeling.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of the Securities and Exchange Commission (“SEC”) and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

If a prolonged government shutdown occurs, if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the volume of applications to the FDA for new product candidates increases materially, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would impact our business.

FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development, and possibly in the future commercialization, efforts following the inauguration of President Trump in January 2025. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the new Administration has proposed action to freeze or reduce the budget of the National Institutes of Health (“NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affects us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we or our collaborators become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

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

In addition, in the United States, there have been and continue to be several legislative initiatives to contain healthcare costs. Previously, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition are excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in several lawsuits. Thus, while it is unclear how certain provisions of the IRA will be implemented, the IRA will likely have a significant impact on the pharmaceutical industry. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the current administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and the FDA authorized the first such plan in Florida in January 2024, which has been extended until July 2025. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Foreign and state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the EU is governed by the General Data Protection Regulation (“GDPR”) which extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we possess and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. We comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine and penalize violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Ongoing developments in the United Kingdom have created additional uncertainty regarding personal data transfers from the European Economic Area (EEA) to the United Kingdom following the termination of the personal data transfer grace period set out in the EU and United Kingdom Trade and Cooperation Agreement, which ended on June 30, 2021. It is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. Moreover, in July 2020 the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm.

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

The rules dealing with the U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. 2022 also saw the enactment of the IRA, which imposes, among others, a 1% excise tax on certain repurchases of stock and a 15% alternative minimum income tax on “adjusted financial statement income” of certain corporations. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Risks related to employee matters, managing our growth and other risks related to our business

We may not realize the anticipated benefits of our workforce reductions, and our restructuring may adversely affect our business.

In March 2025, we announced a reduction in our workforce by approximately 30%. This reduction in force, and the attrition that may occur following it, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructurings and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results, and financial condition. Charges and costs incurred in connection with workforce reduction efforts may be significant and higher than estimated. In connection with these actions, we estimate that we will incur cash expenditures of between $0.5 and $0.6 million for employee severance and related benefit costs. The Company expects to pay substantially all of the restructuring and related charges in the second quarter of 2025. The estimates of the charges and expenditures that we expect to incur in connection with the workforce reduction, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from estimates. Even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

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

As of December 31, 2024, we had 61 employees, including part-time employees. In order to successfully implement our development and commercialization plans and strategies, and operate as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including, among others:

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

We operate our ERP system and other key business systems on SaaS platforms. Accordingly, we depend on these systems, and the third-party providers of these services, for several aspects of our operations. If these service providers or these systems fail, or if we are unable to continue to have access to these systems on commercially reasonable terms, or at all, operations could be severely disrupted until an equivalent system(s) could be identified, licensed or developed, and integrated into our operations. This disruption could have a material adverse effect on our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

We do some business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation targeting China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, a version of which was introduced in Congress in 2024 and passed by the House of Representatives but was not passed by the Senate. A substantially similar bill could be reintroduced in Congress in the future, which could, among other things, prohibit U.S. federal procurement of biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. There is significant uncertainty regarding the ultimate form and impact of such initiatives.

Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China, including the escalation of tensions between China and Taiwan. In addition, disagreements between the United States and China with respect to their political, military or economic policies toward Taiwan may contribute to further controversies. For example, a trade war could lead to increased costs for clinical materials that are manufactured in China. These interruptions or failures and any restrictive measures resulting from a deterioration of U.S.- China relations could also result in impeding the commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.

Our current operations are concentrated in two locations. We or the third parties upon whom we depend may be adversely affected by earthquakes, wildfires or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

A portion of our current operations are located in our facilities in San Diego, California, and we conduct a portion of our research and development activities in China through our arrangement with BioDuro-Sundia. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, all of our therapeutic antibodies are manufactured by starting with cells from a master cell bank which are stored in multiple locations to reduce the risk of loss. While we believe we will have adequate backup should any cell bank be lost in a catastrophic event, and we take precautions when transporting our cell banks, it is possible that we could lose several cell banks and have our manufacturing severely impacted by the need to replace the cell banks.

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

Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China, could have a material adverse effect on our business and financial results. For example, in February 2025, the U.S. government imposed or threatened to impose new tariffs on imported products from Mexico, Canada and China. The impact of these tariffs is subject to several factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

Additionally, in February 2022, armed conflict escalated between Russia and Ukraine, and disputes remain unsettled in early 2025. In October 2023, armed conflict escalated between Israel and Hamas, including in the Gaza Strip. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, such as inflation, rising interest rates, currency exchange rates, supply chain challenges and financial market conditions. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

We face risks related to health epidemics and outbreaks, which could significantly disrupt our preclinical studies, affect enrollment of patients in our clinical trials or delay or prevent our receipt of necessary regulatory approvals.

We face risks related to health epidemics or outbreaks of communicable diseases. The outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. Health pandemics in the past have resulted in, and in the future may result in, governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring.

In addition, health epidemics in the past have had, and in the future may have, a severe effect on the clinical trials of many drug candidates of several sponsors. The extent to which any future health epidemics may impact our preclinical and clinical trial operations is uncertain and will depend on future developments. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and an outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In September 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether another party was first to invent the claimed invention. A third party that filed or files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art render our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

The Leahy-Smith Act also includes several significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and the provision of additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, sometimes narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and the patents we might obtain or license in the future.

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

We generally file a provisional patent application first (a priority filing) at the USPTO. An international application under the Patent Cooperation Treaty (“PCT”) is usually filed within 12 months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in the United States, Europe, Japan, Australia and Canada and, depending on the individual case, also in any or all of, inter alia, Brazil, China, Hong Kong, India, Israel, Mexico, New Zealand, Russia, South Africa, South Korea and other jurisdictions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted in other jurisdictions. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets.

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

We may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. We also may be unable to license or acquire third-party intellectual property rights on terms that that would be favorable to us or would allow us to make an appropriate return on our investment. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with several procedural, documentary, fee payment and other provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ reputable law firms and other professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own, and if we in-license intellectual property we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and biopharmaceutical patents. As such, we do not know the degree of future protection that we will have on our technologies and product candidates. While we will endeavor to try to protect our technologies and product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

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
•
the impact of any natural disasters or public health emergencies; and
•
general economic, industry and market conditions.

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

On December 19, 2024, we completed a registered direct offering (the “Registered Direct Offering”) with certain institutional investors, where we issued an aggregate of (a) 9,679,158 shares of our common stock and (b) warrants to purchase 9,679,158 shares of our common stock (the “Warrants”). The Warrants will not become exercisable until June 20, 2025 at an exercise price of $1.19 per share. Once the Warrants are exercised, the issuance of additional shares of our common stock would cause immediate and substantial dilution to our existing shareholders and could cause a significant reduction in the market price of our common stock.

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

As of December 31, 2024, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 32.0% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 6.6%, of our outstanding common stock, as of December 31, 2024.

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

In addition, as a public company, we are required to incur costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Currently, as a smaller reporting company and a non-accelerated filer, we can take advantage of exemptions from various reporting requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our annual report, periodic reports and proxy statements and providing only two years of audited financial statements in our annual report and periodic reports. Under the SEC rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and if we cease to be a smaller reporting company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We engaged outside consultants to assist in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated, and will continue to dedicate, internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Since becoming a public company, we increased, and may in the future further increase, the number of employees dedicated to finance and reporting, and the services of outside consultants to meet requirements, which has increased our operating expenses.

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

We maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

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

As part of the above approach and processes, we have engaged assessors to review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.

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

Cybersecurity Governance:

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. The Audit Committee semi-annually receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials indicating current and emerging cybersecurity threat risks and describing the company’s ability to mitigate those risks. Members of the Board and the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks may also be considered during separate Board meeting discussions.

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

ITEM 2. Properties

Our headquarters are located at 11085 Torreyana Road, San Diego, California 92121, where we lease approximately 43,377 square feet of office and laboratory space under a lease that terminates on June 30, 2025. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Recent Sales of Unregistered Securities

None.

Other Information

During the twelve months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

We are a United States-based company with research facilities in San Diego, California and, through our contractual relationship with BioDuro-Sundia, a provider of preclinical development services, in Beijing, China. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin (BA3011), ozuriftamab vedotin (BA3021), evalstotug (BA3071), and our Phase 1 clinical trial of BA3182 (CAB-EpCAM x CAB-CD3), establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. Since 2014, such research and development activities have exclusively related to the research, development, manufacture and Phase 1 and Phase 2 clinical testing of our CAB antibody-based product candidates and the strengthening of our proprietary CAB technology platform and pipeline.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $69.8 million and $123.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $486.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including conducting clinical trials and the regulatory approval process for our product candidates, as well as identifying and designing product candidates and conducting preclinical studies. We expect our expenses, and the potential for losses, to be variable as we focus development efforts on selected assets and indications. We expect research and development expenses to decrease in the near term as we complete enrollment and treatment of patients in certain of our trials.

Over the long-term, we expect our expenses to increase substantially in connection with the development of our clinical programs beyond our existing Phase 1 and Phase 2 clinical trials and through the commercialization of our product candidates. As a result, we will require substantial additional capital to develop and commercialize our product candidates and fund operations for the foreseeable future. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations and other similar arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

As of December 31, 2024, our cash and cash equivalents totaled approximately $49.0 million. Accordingly, based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents may not to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued, and these circumstances raise substantial doubt about our ability to continue as a going concern.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

The Company has entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 7 to our financial statements). In September 2024, the Company licensed BA3362, a Nectin-4 x CD3 T cell engaging bispecific antibody, to Context Therapeutics (“Context”). We recognized revenue of $11.0 million during the twelve months ended December 31, 2024 related to the licensing agreement with Context.

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from our legacy service contracts during the years ended December 31, 2024 and 2023, respectively.

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023	Change
	(in thousands)
Collaboration and other revenue	$11,000	$—	$11,000
Operating expenses:
Research and development	63,095	103,731	(40,636)
General and administrative	21,848	25,956	(4,108)
Total operating expenses	84,943	129,687	(44,744)
Loss from operations	(73,943)	(129,687)	55,744
Other income:
Interest income	3,369	6,312	(2,943)
Gain (loss) on warrant liability	807	—	807
Other income (expense)	(9)	(87)	78
Total other income	4,167	6,225	(2,058)
Net loss and comprehensive loss	$(69,776)	$(123,462)	$53,686

Collaboration and Other Revenue

Collaboration and other revenue for the twelve months ended December 31, 2024 was $11.0 million and consisted of revenue recognized under the Context License Agreement. See Note 7 to our financial statements for further details regarding collaboration and licensing agreements.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Years Ended December 31,
	2024	2023	Change
	(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$12,934	$24,533	$(11,599)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	8,962	13,530	(4,568)
Evalstotug, BA3071 (CAB CTLA-4)	9,103	17,099	(7,996)
BA3182 (CAB EpCAM x CAB CD3)	5,111	4,048	1,063
Other CAB Programs	6,912	22,159	(15,247)
Total external expenses	43,022	81,369	(38,347)
Personnel and related	12,082	12,552	(470)
Equity-based compensation	4,238	5,462	(1,224)
Facilities and other	3,753	4,348	(595)
Total research and development expenses	$63,095	$103,731	$(40,636)

Research and development expenses were $63.1 million and $103.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease of approximately $40.6 million was primarily driven by a $16.9 million decrease in development costs for our pre-clinical programs primarily BA3142, our CAB B7H3 x CD3 bispecific program, and BA3361, our CAB Nectin-4 ADC program, a $13.5 million decrease in development costs for our clinical stage programs primarily due to completing Phase 2 enrollment for our ongoing ADC trials for mecbotamab vedotin and ozuriftamab vedotin, a $9.6 million decrease in manufacturing costs for evalstotug, a $1.2 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, a $0.5 million decrease in personnel related expense, and a $0.4 million decrease in facilities and other allocated expense. This was offset by $1.7 million in related party expense incurred in connection with the licensing agreement with Context Therapeutics in September 2024, which is further discussed in Note 7 and Note 8 to our financial statements.

General and administrative expense

General and administrative expenses were $21.8 million and $26.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease of approximately $4.1 million was primarily driven by a decrease of $3.4 million in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, a $0.7 million decrease in insurance primarily due to lower D&O insurance premiums, a $0.3 million decrease in personnel related expense, offset by a $0.5 million increase in professional fees, consulting and advisor fees due to 2024 transactions including our licensing agreement with Context Therapeutics in September 2024 and our Registered Direct Offering in December 2024.

Interest income

Interest income was $3.4 million and $6.3 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $2.9 million was primarily due to lower cash and cash equivalents compared to same period in 2023, and lower interest rates during same period.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of December 31, 2024, we had cash and cash equivalents of $49.0 million.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) acting as sales agent pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. We have not sold any shares of our common stock under the Sales Agreement as of December 31, 2024.

In December 2024, the Company closed on an offering (the “December 2024 Offering”) of 9,679,158 shares of common stock at a price of $0.9520 per share with accompanying warrants to purchase up to 9,679,158 shares of common stock, which have an exercise price of $1.19 per share (the “Warrants”). The gross proceeds from the December 2024 Offering were approximately $9.2 million, before deducting $0.7 million of placement agent fees and other offering expenses payable by the Company. The accompanying Warrants become exercisable beginning six months from issuance and will expire five years from the date of initial exercisability. Accordingly, there were 9,679,158 common stock warrants outstanding but not yet exercisable at December 31, 2024.

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

Based on our current operating plan, our current cash and cash equivalents may not be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes additional funds can be raised through equity or debt financings, strategic collaborations transactions, or a combination of these approaches, which will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including inflation, high interest rates, growing recession risks, supply chain disruptions, and geopolitical disruptions, including the ongoing conflict between Russia and Ukraine and the wars between Israel and the terrorist groups Hamas and Hezbollah, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through additional reductions in staff and delay, scale back or stop certain research and development programs.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(71,936)	$(104,015)
Investing activities	—	(98)
Financing activities	9,511	77
Net decrease in cash and cash equivalents	$(62,425)	$(104,036)

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $71.9 million, which consisted of a net loss of $69.8 million, a net change of $11.2 million in our net operating assets and liabilities and $9.0 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $13.5 million and a decrease in operating lease right-of-use assets and liabilities of $0.6 million, partially offset by an increase in prepaid expenses and other assets of $2.9 million. The non-cash transactions primarily consisted of $8.9 million of stock-based compensation and non-cash charges of $0.9 million related to depreciation and amortization, offset by $0.8 million related to the change in fair value of the warrant liability.

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

Cash used in investing activities

Cash used in investing activities was $0 and $0.1 million for the years ended December 31, 2024 and 2023, respectively, primarily related to the purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $9.5 million for the year ended December 31, 2024, which consisted primarily of $9.2 million in net proceeds from the issuance of common stock and warrants in connection with the December 2024 offering and common stock issued under our Employee Stock Purchase Plan of $342,000, partially offset by payment of taxes related to the net settlement of equity awards of $46,000.

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

The transaction price is the amount of consideration we are entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, we consider the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, we must estimate the consideration it expects to receive and use that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

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

ITEM 8. Financial Statements and Supplementary Data

BioAtla, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioAtla, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioAtla, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrual of Clinical Trial Expenses

Description of the Matter

During 2024, the Company incurred $63.1 million for research and development expenses and as of December 31, 2024 accrued $5.7 million for clinical trial costs. A portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon actual work completed in accordance with signed agreements.

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

San Diego, California

March 27, 2025

BioAtla, Inc.

Balance Sheets

(in thousands, except share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,046	$111,471
Prepaid expenses and other current assets	2,186	4,935
Total current assets	51,232	116,406
Property and equipment, net	678	1,603
Operating lease right-of-use-asset, net	512	1,495
Other assets	—	154
Total assets	$52,422	$119,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,704	$26,720
Operating lease liabilities	836	1,624
Total current liabilities	14,540	28,344
Operating lease liabilities, less current portion	—	836
Liability to licensor	19,806	19,806
Warrant liability	3,811	—
Total liabilities	38,157	48,986
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2024 and December 31, 2023; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at December 31, 2024 and December 31, 2023; 58,099,164 and 48,077,599 shares issued and outstanding at December 31, 2024 and December 31, 2023	6	5
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at December 31, 2024 and December 31, 2023; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	500,298	486,930
Accumulated deficit	(486,039)	(416,263)
Total stockholders' equity	14,265	70,672
Total liabilities and stockholders’ equity	$52,422	$119,658

See accompanying notes.

BioAtla, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years ended December 31,
	2024	2023
Collaboration and other revenue	$11,000	$—
Operating expenses:
Research and development expense	63,095	103,731
General and administrative expense	21,848	25,956
Total operating expenses	84,943	129,687
Loss from operations	(73,943)	(129,687)
Other income:
Interest income	3,369	6,312
Gain (loss) on warrant liability	807	—
Other income (expense)	(9)	(87)
Total other income	4,167	6,225
Net loss and comprehensive loss	$(69,776)	$(123,462)
Net loss per common share, basic and diluted	$(1.44)	$(2.58)
Weighted-average shares of common stock outstanding, basic and diluted	48,573,364	47,777,568

See accompanying notes.

BioAtla, Inc.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	46,336,166	$5	1,211,959	$—	$473,135	$(292,801)	$180,339
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	318,634	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	165,550	—	—	—	336	—	336
Issuance of common stock for director compensation	45,290	—	—	—	107	—	107
Taxes related to net share settlement of equity awards	—	—	—	—	(192)	—	(192)
Conversion of Class B Common Stock	1,211,959	—	(1,211,959)	—	—	—	—
Stock-based compensation expense	—	—	—	—	13,544	—	13,544
Net loss	—	—	—	—	—	(123,462)	(123,462)
Balance at December 31, 2023	48,077,599	$5	—	$—	$486,930	$(416,263)	$70,672
Issuance of common stock, net of issuance costs and warrant liability	9,679,158	1	—	—	4,151	—	4,152
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	76,995	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	265,412	—	—	—	342	—	342
Taxes related to net share settlement of equity awards	—	—	—	—	(46)	—	(46)
Stock-based compensation expense	—	—	—	—	8,921	—	8,921
Net loss	—	—	—	—	—	(69,776)	(69,776)
Balance at December 31, 2024	58,099,164	$6	—	$—	$500,298	$(486,039)	$14,265

See accompanying notes.

BioAtla, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(69,776)	$(123,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	925	1,221
Loss on disposal of property and equipment	—	2
Change in fair value of warrant liability	(807)	—
Stock-based compensation	8,921	13,544
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,903	(11)
Accounts payable and accrued expenses	(13,461)	5,284
Right-of-use assets and lease liabilities, net	(641)	(593)
Net cash used in operating activities	(71,936)	(104,015)
Cash flows from investing activities
Purchases of property and equipment	—	(98)
Net cash used in investing activities	—	(98)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	9,215	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	342	336
Payments for taxes related to net settlement of equity awards	(46)	(259)
Net cash provided by financing activities	9,511	77
Net decrease in cash and cash equivalents	(62,425)	(104,036)
Cash and cash equivalents, beginning of period	111,471	215,507
Cash and cash equivalents, end of period	$49,046	$111,471
Supplemental disclosure of non-cash investing and financing activities
Equity issuance costs included in accounts payable and accrued expense	$445	$—
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$—	$6

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

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development of its product candidates. As of December 31, 2024, the Company had an accumulated deficit of $486.0 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million. The Company has not sold any shares of its common stock under the Sales Agreement as of December 31, 2024.

Management is required to perform a two-step analysis of the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management’s assessment concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the issuance date of these financial statements.

The Company has prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of highly rated securities including U.S. Government and U.S. Treasury money market funds, which are unrestricted as to withdrawal or use. The cash and cash equivalents balance as of December 31, 2024 and 2023 includes $38.8 million and $50.4 million, respectively, invested in U.S. Government and U.S. Treasury money market funds.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses for the years ended December 31, 2024 and 2023.

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

Derivative Instruments and Warrant Liabilities

The Company evaluates its financial instruments and other contracts, including issued warrants to purchase common stock, to determine if those instruments are required to be recognized as derivatives or contain features that qualify as embedded derivatives under the relevant accounting standards (see Note 3 and Note 6). The result of this accounting treatment is that the derivative is carried at fair value as an asset or liability with changes in fair value recognized in earnings at each reporting date. Changes in the fair value of derivatives are recorded in the statement of operations and comprehensive loss as a component of other income (expense).

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

The transaction price is the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, the Company considers the existence of any significant financing component, the effects of any variable elements, noncash consideration and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, the Company must estimate the consideration it expects to receive and use that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

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

As of December 31, 2024, the Company has accrued $5.7 million related to clinical trial costs. The Company has entered into contracts related to its clinical trials with clinical research organizations. The Company reviews and accrues clinical trial costs based on work performed, which relies on estimates and assumptions of total trial management costs, sites activated, patients enrolled, and number of patient visits. The Company follows this method since reasonably dependable estimates of the costs applicable to clinical trials can be made. Accrued clinical trial costs are subject to revisions as the trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. A modification in the protocol of a clinical trial or cancellation of a trial could result in a material change to the Company's results of operations.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	December 31,
	2024	2023
Common stock warrants	9,679,158	—
Common stock options	6,096,046	6,273,507
Restricted stock units	1,553,000	99,104
ESPP Shares	78,869	57,253
Total	17,407,073	6,429,864

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (“ASU”) No. 2023 07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Effective January 1, 2024, the Company adopted the new standard on a retrospective basis for annual periods, and interim periods beginning for the first quarter of 2025. The Company has included the new disclosures in Note 11 to the financial statements.

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development	$1,739	$4,615
Other prepaid expenses and current assets	447	320
Total	$2,186	$4,935

Property and equipment consist of the following (in thousands):

		December 31,
	Useful life (years)	2024	2023
Furniture, fixtures and office equipment	3 - 7	$1,721	$1,721
Laboratory equipment	5	2,280	2,280
Leasehold improvements	2 - 3	3,680	3,680
		7,681	7,681
Less accumulated depreciation and amortization		(7,003)	(6,078)
Total		$678	$1,603

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accounts payable	$1,902	$3,819
Accrued compensation	2,726	3,790
Accrued research and development	8,033	18,246
Other accrued expenses	1,043	865
Total	$13,704	$26,720

3. Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, and warrants to purchase common stock. The carrying amounts of the Company’s cash and cash equivalents and accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term nature.

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

When quoted market prices are available in active markets, the fair value of assets and liabilities is estimated within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models, quoted prices of assets and liabilities with similar characteristics, or discounted cash flows within Level 2 of the valuation hierarchy. In cases where Level 1 or Level 2 inputs are not available, the fair values are estimated by using inputs within Level 3 of the hierarchy.

The Company has determined the estimated fair value of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. Accordingly, these estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values can be materially affected by using different assumptions or methodologies. The methods and assumptions used in estimating the fair values of financial instruments are based on carrying values and future cash flows.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$38,822	$—	$—	$38,822
Liabilities
Warrants	$—	$—	$3,811	$3,811

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$50,416	$—	$—	$50,416
Liabilities
Warrants	$—	$—	$—	$—

Cash Equivalents

Cash equivalents are comprised of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Warrant Liability

As of December 31, 2024, Level 3 liabilities include the warrant liability which resulted from warrants being issued on December 20, 2024 (as further described in Note 6), which did not meet the criteria for equity classification in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), and are therefore accounted for as liabilities at fair value. The Company did not have any Level 3 assets or liabilities as of December 31, 2023.

The Company estimates the fair value of its Warrants using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company estimated the fair value of the Warrants using the Black-Scholes option pricing model.

The significant inputs used in the valuation models at issuance and December 31, 2024, to measure the fair value of the Warrants are as follows:

	Valuation Date
	December 20, 2024	December 31, 2024
Common stock price	$0.69	$0.59
Risk-free rate	4.39%	4.40%
Expected term (in years)	5.50	5.47
Expected volatility	94.4%	94.6%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 liabilities for the year ended December 31, 2024 (in thousands):

Warrant Liability
Balance at December 31, 2023	$—
Issuance of warrants	4,618
Change in fair value of warrant liability	(807)
Balance at December 31, 2024	$3,811

Changes in the fair value of the liability-classified Warrants are recognized as a component of other income, net in the statement of operations. No transfers between levels have occurred during the periods presented.

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

The components of lease expense included in the Company’s statements of operations and loss include (in thousands):

	Years ended December 31,
	2024	2023
Operating lease expense	$1,043	$1,043
Variable lease expense	689	544
Total lease expense, net	$1,732	$1,587

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the year ended December 31, 2024.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (in years)	0.5	1.5
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating leases	$1,685	$1,500

Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Years ending December 31:	Operating lease
2025	$845
Thereafter	—
Total future lease payments	845
Less imputed interest	(9)
Total operating lease liabilities	$836

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

December 2024 Offering and Warrant Issuance

In December 2024, the Company closed on an offering (the “December 2024 Offering) of 9,679,158 shares of common stock at a price of $0.9520 per share with accompanying warrants to purchase up to 9,679,158 shares of common stock, which have an exercise price of $1.19 per share (the “Warrants”). The gross proceeds from the December 2024 Offering were approximately $9.2 million, before deducting $0.7 million of placement agent fees and other offering expenses payable by the Company. As discussed in Note 3, the Company recorded a liability of $4.6 million related to the issuance of the Warrants. The issuance costs of $0.7 million were allocated between the equity and warrant liability on a relative fair value basis. $0.4 million of issuance costs were allocated to the shares of common stock as a reduction to the proceeds, while $0.3 million of issuance costs were allocated to the liability-classified warrants and immediately expensed. The accompanying Warrants become exercisable beginning six months from issuance and will expire five years from the date of initial exercisability. Accordingly, there were 9,679,158 common stock warrants outstanding but not yet exercisable at December 31, 2024.

2020 Equity Incentive Plan

On October 29, 2020, the Company’s board of directors approved the adoption of the BioAtla, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and approved certain amendments to the 2020 Plan in December 2020. The Company’s stockholders approved the 2020 Plan, as amended, in December 2020. Under the 2020 Plan, the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of December 31, 2024 and 2023, the total number of common shares authorized for issuance under the 2020 Plan was 10,735,431 and 9,196,970, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by the number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

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

Stock-based compensation expense recognized for all equity awards under the 2020 Plan has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2024	2023
Research and development	$4,238	$5,462
General and administrative	4,683	8,082
Total	$8,921	$13,544

Restricted Stock Units

In December 2022, the Company’s board of directors approved an amendment to the Director Compensation Policy, which allows each director to elect to receive their quarterly director fees in the form of restricted stock in lieu of cash. Two board members elected to receive shares of restricted stock in lieu of cash. For the twelve months ended December 31, 2023, the Company issued 45,290 shares of fully vested restricted stock to the two board members. Compensation expense was earned and recognized for these fully vested restricted stock grants in the amount of $0.1 million for the twelve months ended December 31, 2023. This election was discontinued in 2024.

The following table summarizes RSU activity under the 2020 Plan for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted - average grant date fair value
Outstanding at December 31, 2022	510,039	$18.00
Granted	45,290	$2.35
Vested	(433,948)	$16.37
Forfeited	(22,277)	$18.00
Outstanding at December 31, 2023	99,104	$18.00
Granted	1,598,000	$2.48
Vested	(99,104)	$18.00
Forfeited	(45,000)	$2.65
Outstanding at December 31, 2024	1,553,000	$2.48

As of December 31, 2024, total unrecognized stock-based compensation expense for RSUs was $3.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.0 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the year ended December 31, 2024 and 2023 (in thousands, except share and per option data and years):

	Number of options	Weighted - average exercise price per option	Weighted - average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2022	2,736,918	$13.82	8.82	$3,636,148
Granted	4,020,395	$3.74
Exercised	—	$—
Forfeited	(371,439)	$7.20
Expired	(112,367)	$20.96
Balance at December 31, 2023	6,273,507	$7.62	8.64	$74,680
Granted	37,000	$2.70
Exercised	—	$—
Forfeited	(160,072)	$3.37
Expired	(54,389)	$14.15
Balance at December 31, 2024	6,096,046	$7.65	7.59	$—
Vested and expected to vest at December 31, 2024	6,096,046	$7.65	7.59	$—
Exercisable at December 31, 2024	3,796,572	$9.30	7.38	$—

As of December 31, 2024, total unrecognized stock-based compensation cost for unvested common stock options was $7.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.0 years. The weighted- average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $2.04 per share and $2.61 per share, respectively. The total fair value of options vested during the years ended December 31, 2024 and 2023 was $9.7 million and $6.7 million, respectively. Upon option exercise, the Company issues new shares of its common stock.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Years ended December 31,
	2024	2023
Expected volatility	88.7%	77.9%
Risk-free interest rate	4.25%	3.89%
Expected dividend yield	0.0%	0.0%
Expected term	5.95 years	6.05 years

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

Employee Stock Purchase Plan

In December 2020, the Company’s board of directors and stockholders approved the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of December 31, 2024 and 2023, a total of 2,281,600 and 1,737,098 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). During the years ended December 31, 2024 and 2023, the Company issued 265,412 and 165,550 shares of common stock under the ESPP, respectively. As of December 31, 2024, 1,691,892 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the twelve months ended December 31, 2024 and 2023 was $0.2 million, respectively.

Common Stock Reserved For Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	December 31,
	2024	2023
Warrants for the purchase of common stock	9,679,158	—
Common stock options and restricted stock units issued and outstanding	7,649,046	6,372,611
Awards available for future issuance under the 2020 Plan	1,154,335	991,413
Awards available for future issuance under the ESPP	1,691,892	1,412,802
Total common stock reserved for future issuance	20,174,431	8,776,826

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

The Company did not recognize any revenue related to the collaboration agreement with BeiGene for the years ended December 31, 2024 and 2023. The Company had a $19.8 million Liability to Licensor as of December 31, 2024 and 2023.

Collaboration and Supply Agreement with Bristol-Myers Squibb

In January 2022, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS collaborate on clinical trials of separate combination therapies using two of BioAtla’s CAB ADCs, mecbotamab vedotin (BA3011) and ozuriftamab vedotin (BA3021), each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company serves as the study sponsor of the scheduled studies and is responsible for costs associated with the trial execution. BMS provides Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for our mecbotamab vedotin and ozuriftamab vedotin combination study trials. There was no impact to the Company's financial results for the years ended December 31, 2024 or 2023 as a result of this agreement.

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

In accordance with Topic 606, the Company determined the transaction price of the agreement was limited to the up-front payment received, and excluded the variable consideration of development and sale milestone payments and royalties as they are fully constrained. As part of the Company’s evaluation of the milestone constraints, the Company determined the achievement of such milestones are contingent upon success in future developments, regulatory approvals and commercial activities, which are not within its control and are uncertain at this stage. Variable consideration related to royalties will be recognized when the related sales occur. All variable consideration remains fully constrained as of December 31, 2024. Further, the Company determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer.

Management determined that the transfer of the License did not meet any of the criteria for recognizing revenue over time, and therefore revenue was recognized at the point in time that the Context License Agreement was executed and the License was transferred to Context. Additional revenue will be recognized for development milestone payments, the sales milestone payments, and the royalty payments if and when the constraints are resolved.

For the years ended December 31, 2024 and 2023, the Company recognized $11.0 million and $0, respectively, of revenue related to the Context License Agreement, included in Collaboration and Other Revenue.

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

Inversagen has only nominal assets and liabilities and is a VIE as the entity lacks sufficient equity to finance its activities without additional subordinated financial support. The Company does not consolidate Inversagen as it is not the primary beneficiary; the Inversagen License and the Amended Inversagen License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in Inversagen, and no exposure to its losses. The Company has not provided any services to Inversagen, has not provided any support to Inversagen and has no obligation to do so, and Inversagen’s creditors have no recourse to the general credit of the Company. The Company does not have any assets or liabilities associated with its variable interest in Inversagen at December 31, 2024 and 2023.

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

BioAtla Holdings is a variable interest entity as it does not have sufficient equity to finance its activities without additional subordinated financial support. The royalty payments and option to acquire assets represent variable interests held by the Company in BioAtla Holdings. The Company is not the primary beneficiary of BioAtla Holdings, however, as the BioAtla Holdings License and Amended BioAtla Holdings License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in BioAtla Holdings, and no exposure to its losses. BioAtla Holdings is currently inactive, and the Company has not provided any support to BioAtla Holdings and has no obligation to do so, and BioAtla Holdings’ creditors have no recourse to the general credit of the Company. The Company does not have any assets or liabilities associated with its variable interests in BioAtla Holdings at December 31, 2024 and 2023.

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

Himalaya Therapeutics SEZC is a VIE as it does not have sufficient equity to finance its activities without additional subordinated financial support. The Company is not obligated to provide financial support to Himalaya Therapeutics SEZC. The Company is not the primary beneficiary of Himalaya Therapeutics SEZC, however, as the Amended Rights Agreement does not provide BioAtla, Inc. with the power to direct activities of a VIE that most significantly impact the VIE’s economic performance, such as decision-making power over the direction of its development efforts or the search for or terms of any future financing arrangements. The Company does not have any assets or liabilities recorded at December 31, 2024 associated with its variable interest in Himalaya Therapeutics SEZC, and has no exposure to Himalaya Therapeutics SEZC losses.

Himalaya Therapeutics SEZC is a related party as Dr. Jay Short and his spouse serve as directors, and Dr. Short's spouse also serves as an officer of such entity.

Clinical Trial Services Agreement

In January 2024, the Company entered into an amended Clinical Trial Services Agreement (as so amended, the “Clinical Trial Services Agreement”) with Himalaya Therapeutics SEZC (“Himalaya”). Under the Clinical Trial Services Agreement, BioAtla will pay Himalaya for the full-time use of two of its personnel and provide services related to the initiation of clinical trials for evalstotug in China for a period of 12 months. All payments have been made under this agreement as of December 31, 2024.

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

For the twelve months ended December 31, 2024 and 2023, the Company recognized $2.2 million and $0.1 million, respectively, in research and development expense related to the transactions with Himalaya. The Company did not have any amounts due from or due to Himalaya Therapeutics SEZC as of December 31, 2024 or 2023.

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

10. Income Taxes

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the Company’s income tax expense is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Tax computed at the federal statutory rate	$(14,653)	$(25,927)
State income taxes, net of federal tax benefit	(49)	(8)
Nondeductible executive compensation	369	99
Stock-based compensation	294	1,326
Research and development and orphan drug credits	(3,789)	(6,205)
Uncertain tax positions	947	1,551
Other, net	(132)	228
Valuation allowance	17,013	28,936
Income tax expense	$—	$—

The Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$33,799	$25,034
Liability to licensor	4,159	4,159
Goodwill	2,683	2,938
Lease liability	176	517
Accrued compensation	556	746
Research credit carryforwards	13,221	10,379
Section 174 cost capitalization	36,951	31,220
Section 59(e) cost capitalization	7,350	8,400
Stock-based compensation	3,938	2,790
Other	5	4
Gross deferred tax assets	102,838	86,187
Less: valuation allowance	(102,655)	(85,642)
Total deferred tax assets	183	545
Deferred tax liabilities:
Fixed assets	(75)	(231)
Operating lease right-of-use asset	(108)	(314)
Total deferred tax liabilities	(183)	(545)
Net deferred tax assets	$—	$—

A valuation allowance of approximately $102.7 million as of December 31, 2024 has been established to offset the deferred tax assets as the Company has determined that it is not more likely than not that these assets will be realized. The valuation allowance increased by approximately $17.0 million during 2024.

At December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $160.6 million and $42.0 million, respectively. The federal and approximately $41.5 million of state net operating losses can be carried forward indefinitely, subject to an 80% limitation against taxable income. The remaining state net operating losses of approximately $0.4 million will begin to expire in 2042, unless previously utilized.

At December 31, 2024, the Company had federal and California research and development credit carryforwards of approximately $10.1 million and $3.3 million, respectively. The federal credit carryforwards will begin to expire in 2040, unless previously utilized. The California credits will carry forward indefinitely.

At December 31, 2024, the Company also had federal orphan drug credit carryforwards of approximately $4.9 million. The orphan drug credit carryforwards will begin to expire in 2041, unless previously utilized.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company's net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company's deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382.

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

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Unrecognized tax benefits - beginning	$3,602	$1,968
Gross increases - tax positions in prior period	—	161
Gross increase – current-period tax positions	980	1,473
Unrecognized tax benefits - ending	$4,582	$3,602

As of December 31, 2024, the Company had gross unrecognized tax benefits of approximately $4.6 million, none of which would affect the Company’s effective tax rate due to the existence of the valuation allowance. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet and has not recognized interest or penalties in the statements of operations and comprehensive income for the year ended December 31, 2024. The Company does not anticipate a significant change to its liability for unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is subject to examination by tax authorities in those jurisdictions since 2021 and 2020, respectively, and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforward amount. The Company is not currently under examination by any jurisdiction.

11. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company is a clinical-stage biopharmaceutical company and has not generated any product revenue from its CAB antibody-based products. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its CAB products. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The measure of segment assets is reported on the balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net income or loss that also is reported on the statements of operations and comprehensive loss as net loss, and cash used in operations.

The following table provides R&D expenses by program with a reconciliation to net loss for the periods indicated, which are regularly reviewed by the CODM:

	Years Ended December 31,
	2024	2023
	(in thousands)
Collaboration and other revenue	$11,000	$—
Program expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	12,934	24,533
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	8,962	13,530
Evalstotug, BA3071 (CAB CTLA-4)	9,103	17,099
BA3182 (CAB EpCAM x CAB CD3)	5,111	4,048
Other CAB Programs	6,912	22,159
Total program expenses	43,022	81,369
Personnel and related	12,082	12,552
Equity-based compensation	4,238	5,462
Facilities and other	3,753	4,348
Total research and development expenses	63,095	103,731
General and administrative expenses
Personnel and related	7,213	7,553
Equity-based compensation	4,683	8,082
Facilities and other	9,952	10,321
Total general and administrative expenses	21,848	25,956
Interest and other income/(expense)	4,167	6,225
Net loss and comprehensive loss	$(69,776)	$(123,462)

12. Subsequent Events

The Company has completed an evaluation of all subsequent events through March 27, 2025 for the financial statements as of and for the year ended December 31, 2024 to ensure these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. Except as described below or elsewhere in these financial statements, the Company has concluded that no subsequent event has occurred that requires disclosure.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Management’s Annual Report on Internal Control over Financial Reporting above.

ITEM 9B. Other Information

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included under the captions “Board of Directors and Corporate Governance,” “Proposal One: Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

ITEM 11. Executive Compensation

The information required by this Item 11 will be included under the captions “Board of Directors and Corporate Governance” and “Executive Compensation” in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item 13 will be included under the captions “Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

ITEM 16. Form 10-K Summary

None.

Exhibit Index

The following exhibits, if not filed or furnished herewith, are incorporated herein by reference to this Annual Report on form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of BioAtla, Inc.	8-K	001-39787	3.1	12-18-2020
3.2	Amended and Restated Bylaws of BioAtla, Inc.	8-K	001-39787	3.1	04-24-2024
4.1	Specimen Common Stock Certificate evidencing the shares of common stock	S-1/A	333-250093	4.1	12-08-2020
4.2	Investors’ Rights Agreement, dated July 13, 2020	S-1/A	333-250093	4.2	12-08-2020
4.3	Description of Securities					X
4.4	Form of Warrant	8-K	001-39787	4.1	12-20-2024
10.1+	2020 Equity Incentive Plan	S-1/A	333-250093	10.1	12-08-2020
10.2+	Amendment No. 1 to 2020 Equity Incentive Plan	S-8	333-251520	99.2	12-18-2020
10.3+	Amendment No. 2 to 2020 Equity Incentive Plan	10-K	001-39787	10.26	02-28-2022
10.4+	2020 Employee Stock Purchase Plan	S-1/A	333-250093	10.3	12-08-2020
10.5+	Amendment No. 1 to Employee Stock Purchase Plan	10-K	001-39787	10.27	02-28-2022
10.6*	Exclusive Rights Agreement with Himalaya SEZC, dated January 1, 2020	S-1	333-250093	10.4	11-13-2020
10.7*	Global Co-Development and Collaboration Agreement with BeiGene, Ltd. and BeiGene Switzerland GmbH, dated April 8, 2019, as amended by First Amendment, dated December 24, 2019 and as amended by Second Amendment, October 5, 2020	S-1	333-250093	10.8	11-13-2020
10.8*	Amendment No. 3 to Global Co-Development and Collaboration Agreement among BeiGene, Ltd., BeiGene Switzerland GmbH and BioAtla, Inc.	10-K	001-39787	10.28	02-28-2022
10.9+	Employment Letter Agreement between BioAtla, LLC and Jay Short, as amended by the Letter Amendment dated October 1, 2011	S-1/A	333-250093	10.11	12-08-2020
10.10+	Severance Agreement between BioAtla, LLC and Jay Short, dated July 1, 2018	S-1/A	333-250093	10.13	12-08-2020
10.11+	Offer Letter between BioAtla, LLC and Richard Waldron, dated October 23, 2013	10-K	001-39787	10.19	02-28-2022
10.12+	Severance Agreement between BioAtla, LLC and Richard Waldron, dated July 1, 2018	10-K		10.20	02-28-2022
10.13+	Offer Letter between BioAtla, LLC and Eric Sievers, dated June 17, 2019	10-K	001-39787	10.21	02-28-2022
10.14+	Offer Letter between BioAtla, LLC and Christian Vasquez, dated October 22, 2015	10-K	001-39787	10.22	02-28-2022
10.15+	Form of Indemnification Agreement between the Registrant and each of its executive officers or directors	S-1/A	333-250093	10.18	12-08-2020
10.16	Lease Agreement with HCP Torreyana, LLC, dated June 2, 2017	S-1/A	333-250093	10.19	12-08-2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
10.17	First Amendment to Lease with HCP Torreyana, dated January 16, 2019	10-K	001-39787	10.17	03-26-2024
10.18*	Master Clinical Trial Collaboration Agreement, dated January 5, 2022, by and between BioAtla, Inc. and Bristol-Myers Squibb Company	10-Q	001-39787	10.2	11-04-2022
10.19*	First Amendment to Master Clinical Trial Agreement between BioAtla, Inc. and Bristol-Myers Squibb Company	10-K	001-39787	10.24	03-23-2023
10.20*	China Clinical Trial Services Agreement, dated April 8, 2022, by and between BioAtla, Inc. and Himalaya Therapeutics Limited Company	10-Q	001-39787	10.1	08-09-2022
10.21+	Form of Non-Employee Director Stock Option Agreement	10-K	001-39787	10.24	03-26-2024
10.22+	Form of Employee Stock Option Agreement	10-K	001-39787	10.25	03-26-2024
10.23+	Amended and Restated Director Compensation Policy	10-Q	001-39787	10.1	08-08-2024
10.24+	BioAtla, Inc. Management Change of Control Severance Plan	8-K	001-39787	10.1	09-21-2022
10.25	Open Market Sale AgreementSM dated as of January 6, 2023, between BioAtla, Inc. and Jefferies LLC	8-K	001-39787	1.1	01-06-2023
10.26	Form of Restricted Stock Unit Agreement	10-Q	001-39787	10.2	05-14-2024
10.27	Form of Non-Employee Director Restricted Stock Unit Agreement	10-Q	001-39787	10.2	08-08-2024
10.28*	License Agreement between BioAtla, Inc. and Context Therapeutics Inc., dated as of September 23, 2024	8-K	001-39787	10.1	09-23-2024
10.29*	Global Transaction Agreement between BioAtla, Inc. and Himalaya Therapeutics SEZC, dated as of September 23, 2024	8-K	001-39787	10.2	09-23-2024
10.30	Form of Securities Purchase Agreement, dated as of December 19, 2024	8-K	001-39787	10.1	12-20-2024
19.1	Insider Trading Policy of BioAtla, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.					X
97.1	Compensation Recovery Policy of BioAtla, Inc.	10-K	001-39787	97.1	03-26-2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)					X

†	Furnished and not filed.
+	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAtla, Inc.

Date: March 27, 2025	By:	/s/ Jay M. Short, Ph.D.
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

SIGNATURE	TITLE	DATE

/s/ Jay M. Short, Ph.D. Jay M. Short, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025

/s/ Richard A. Waldron Richard A. Waldron	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025

/s/ Scott Smith Scott Smith	Director	March 27, 2025

/s/ Lawrence Steinman, M.D. Lawrence Steinman, M.D.	Director	March 27, 2025

/s/ Mary Ann Gray, Ph.D. Mary Ann Gray, Ph.D.	Director	March 27, 2025

/s/ Susan Moran, M.D. Susan Moran, M.D.	Director	March 27, 2025

/s/ Sylvia McBrinn Sylvia McBrinn	Director	March 27, 2025

/s/ Edward Williams	Director	March 27, 2025
Edward Williams