Form 10-Q
period 2025-03-31
BioAtla, Inc.
filed 2025-05-06
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025 the number of shares of the registrant’s common stock outstanding was 58,418,142 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,363	$49,046
Prepaid expenses and other current assets	5,174	2,186
Total current assets	37,537	51,232
Property and equipment, net	495	678
Operating lease right-of-use asset, net	258	512
Total assets	$38,290	$52,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,452	$13,704
Operating lease liabilities	554	836
Total current liabilities	16,006	14,540
Liability to licensor	19,806	19,806
Warrant liability	1,931	3,811
Total liabilities	37,743	38,157
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2025 and December 31, 2024; 58,401,147 and 58,099,164 shares issued and outstanding at March 31, 2025 and December 31, 2024	6	6
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	501,914	500,298
Accumulated deficit	(501,373)	(486,039)
Total stockholders’ equity	547	14,265
Total liabilities and stockholders’ equity	$38,290	$52,422

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development expense	$12,355	$18,852
General and administrative expense	5,259	5,605
Total operating expenses	17,614	24,457
Loss from operations	(17,614)	(24,457)
Other income:
Interest income	400	1,223
Gain on warrant liability	1,880	—
Total other income	2,280	1,223
Net loss and comprehensive loss	$(15,334)	$(23,234)
Net loss per common share, basic and diluted	$(0.26)	$(0.48)
Weighted-average shares of common stock outstanding, basic and diluted	58,249,226	48,087,460

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended March 31, 2025
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	58,099,164	$6	—	$—	$500,298	$(486,039)	$14,265
Stock-based compensation expense	—	—	—	—	1,645	—	1,645
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	301,983	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	(15,334)	(15,334)
Balance at March 31, 2025	58,401,147	$6	—	$—	$501,914	$(501,373)	$547

	Three Months Ended March 31, 2024
	Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	48,077,599	$5	—	$—	$486,930	$(416,263)	$70,672
Stock-based compensation expense	—	—	—	—	2,300	—	2,300
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	28,718	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	(23,234)	(23,234)
Balance at March 31, 2024	48,106,317	$5	—	$—	$489,208	$(439,497)	$49,716

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(15,334)	$(23,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	240
Change in fair value of warrant liability	(1,880)	—
Stock-based compensation	1,645	2,300
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,988)	(860)
Accounts payable and accrued expenses	2,114	(8,978)
Right-of-use assets and lease liabilities, net	(28)	(296)
Net cash used in operating activities	(16,288)	(30,828)
Cash flows from investing activities
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities
Payment of financing costs	(366)	—
Payments for taxes related to net settlement of equity awards	(29)	(13)
Net cash used in financing activities	(395)	(13)
Net decrease in cash and cash equivalents	(16,683)	(30,841)
Cash and cash equivalents, beginning of period	49,046	111,471
Cash and cash equivalents, end of period	$32,363	$80,630
Supplemental disclosure of non-cash investing and financing activities
Accrued severance included in accounts payable and accrued expenses	$556	$—
Unpaid deferred financing costs	$79	$—
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$—	$9

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

Basis of Presentation

The unaudited condensed financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in its Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidates. As of March 31, 2025, the Company had an accumulated deficit of $501.4 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million, pursuant to the Company’s then-effective shelf registration statement on Form S-3 (File No. 333-262528) which expired in February 2025. The Company has not sold any shares of its common stock under the Sales Agreement as of March 31, 2025.

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

The Company has prepared its financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, accruals for research and development costs, and equity-based compensation. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards, consisting of stock options, restricted stock units (“RSUs”) and employee stock purchase plan rights, over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants and employee stock purchase plan rights using the Black-Scholes option pricing model. The fair value of RSUs is based on the closing sales price of the Company’s common stock on the date of grant. Equity award forfeitures are recognized as they occur.

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

Operating leases are included in operating lease right-of-use assets, and operating lease liabilities on the Company’s balance sheets. The Company does not have any finance leases.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	As of March 31,
	2025	2024
Common stock warrants	9,679,158	—
Common stock options	6,061,630	6,276,230
Restricted stock units	2,911,500	1,561,042
ESPP shares	142,047	172,009
Total	18,794,335	8,009,281

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s financial statements during the three months ended March 31, 2025.

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (“ASU”) No. 2023 07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Effective January 1, 2024, the Company adopted the new standard on a retrospective basis for annual periods, and interim periods beginning for the first quarter of 2025. The Company has included the new disclosures in Note 11 to the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development	$4,208	$1,739
Prepaid insurance	644	—
Other prepaid expenses and current assets	322	447
Total	$5,174	$2,186

Property and equipment consist of the following (in thousands):

	Useful life (years)	March 31, 2025	December 31, 2024
Furniture, fixtures and office equipment	3 - 7	$1,721	$1,721
Laboratory equipment	5	2,280	2,280
Leasehold improvements	2 - 3	3,680	3,680
		7,681	7,681
Less accumulated depreciation and amortization		(7,186)	(7,003)
Total		$495	$678

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$4,698	$1,902
Accrued compensation	1,123	2,726
Accrued research and development	8,177	8,033
Accrued severance	556	—
Other accrued expenses	898	1,043
Total	$15,452	$13,704

3. Restructuring

In March 2025, the Company implemented a corporate restructuring, which included a reduction in force, designed to improve the Company’s operating model and cost structure to set up the Company for long-term success.

In connection with the restructuring, the Company implemented a reduction in workforce of approximately 30%, which was initiated in the first quarter of 2025. The Company recorded restructuring costs of $0.6 million during the three months ended March 31, 2025, of which $0.5 million is included in research and development expense and $0.1 million is included in general administrative expense in the condensed statements of operations and comprehensive loss. Restructuring costs primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. The Company expects these benefits will be substantially paid out during the second quarter of 2025.

The following table presents the changes in the Company's restructuring liability (in thousands):

Restructuring Liability
Balance at December 31, 2024	$—
Restructuring charges	556
Cash payments	—
Balance at March 31, 2025	556

4. Fair Value Measurements

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$31,487	$—	$—	$31,487
Liabilities
Warrants	$—	$—	$1,931	$1,931

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$38,822	$—	$—	$38,822
Liabilities
Warrants	$—	$—	$3,811	$3,811

Cash Equivalents

Cash equivalents are comprised of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Warrant Liability

As of March 31, 2025, Level 3 liabilities include the warrant liability which resulted from warrants being issued on December 20, 2024 (as further described in Note 7), which did not meet the criteria for equity classification in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), and are therefore accounted for as liabilities at fair value.

The Company estimates the fair value of its warrants using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model.

The significant inputs used in the valuation models to measure the fair value of the warrants are as follows:

	Valuation Date
	March 31, 2025	December 31, 2024
Common stock price	$0.35	$0.59
Risk-free rate	3.97%	4.40%
Expected term (in years)	5.22	5.47
Expected volatility	96.6%	94.6%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 liabilities for the year ended March 31, 2025 (in thousands):

Warrant Liability
Balance at December 31, 2024	$3,811
Change in fair value of warrant liability	(1,880)
Balance at March 31, 2025	$1,931

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

The components of lease expense included in the Company’s condensed statements of operations and comprehensive loss include (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$261	$261
Variable lease expense	180	159
Total lease expense, net	$441	$420

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three months ended March 31, 2025 and 2024.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of March 31,
	2025	2024
Weighted average remaining lease term (in years)	0.25	1.25
Weighted average discount rate percentage	3.50%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating leases	$288	$557

Maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Operating lease
Nine months ending December 31, 2025	557
Thereafter	—
Total future lease payments	557
Less: imputed interest	(3)
Total operating lease liabilities	$554

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

7. Stockholders’ Equity

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the “2020 Plan”) to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of March 31, 2025 and December 31, 2024, the total number of common shares authorized for issuance under the 2020 Plan was 12,273,892 and 10,735,431, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31 and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$775	$1,080
General and administrative	870	1,220
Total	$1,645	$2,300

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the three months ended March 31, 2025:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2024	1,553,000	$2.48
Granted	1,722,000	$0.31
Vested	(363,500)	$2.54
Outstanding at March 31, 2025	2,911,500	$1.19

As of March 31, 2025, total unrecognized stock-based compensation expense for RSUs was $3.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.4 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the three months ended March 31, 2025:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2024	6,096,046	$7.65	7.59	$—
Expired	(34,416)	$2.12
Balance at March 31, 2025	6,061,630	$7.68	6.97	$—
Vested and expected to vest at March 31, 2025	6,061,630	$7.68	6.97	$—
Exercisable at March 31, 2025	4,077,472	$9.13	6.85	$—

As of March 31, 2025, total unrecognized stock-based compensation cost for unvested common stock options was $6.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.76 years. There were no stock options granted during the three months ended March 31, 2025. The total fair value of options vested during the three months ended March 31, 2025 was $1.4 million. Upon option exercise, the Company issues new shares of its common stock.

Employee Stock Purchase Plan (“ESPP”)

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of March 31, 2025 and December 31, 2024, a total of 3,035,873 shares and 2,281,600 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company did not issue any shares of common stock under the ESPP during the three months ended March 31, 2025 and 2024. As of March 31, 2025, 2,446,165 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2025 and 2024 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	March 31, 2025	December 31, 2024
Warrants for the purchase of common stock	9,679,158	9,679,158
Common stock options and restricted stock units issued and outstanding	8,973,130	7,649,046
Awards available for future issuance under the 2020 Plan	1,005,212	1,154,335
Awards available for future issuance under the ESPP	2,446,165	1,691,892
Total common stock reserved for future issuance	22,103,665	20,174,431

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

The Company did not recognize any revenue related to the collaboration agreement with BeiGene during the three months ended March 31, 2025 and 2024. The Company had a $19.8 million Liability to Licensor as of March 31, 2025 and December 31, 2024.

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

In accordance with Topic 606, the Company determined the transaction price of the agreement is limited to the up-front payment received, and excluded the variable consideration of development and sale milestone payments and royalties as they are fully constrained. As part of the Company’s evaluation of the milestone constraints, the Company determined the achievement of such milestones are contingent upon success in future developments, regulatory approvals and commercial activities, which are not within its control and are uncertain at this stage. Variable consideration related to royalties will be recognized when the related sales occur. All variable consideration remains fully constrained as of March 31, 2025. Further, the Company determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer.

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

The Company did not recognize any revenue related to the Context License Agreement for the three months ended March 31, 2025 and 2024.

9. Related Party Transactions

Himalaya Therapeutics SEZC

Clinical Trial Services Agreement

In January 2024, the Company entered into an amended Clinical Trial Services Agreement (as so amended, the “Clinical Trial Services Agreement”) with Himalaya Therapeutics SEZC (“Himalaya”). Under the Clinical Trial Services Agreement, BioAtla paid Himalaya for the services related to the initiation of clinical trials for evalstotug in China for a period of 12 months. All payments have been made under the Clinical Trial Services Agreement as of December 31, 2024.

Global Transaction Agreement

In September 2024, the Company entered into a Global Transaction Agreement (the “Himalaya Agreement”) with Himalaya. BioAtla and Himalaya had previously entered into an Amended and Restated Exclusive Rights Agreement (the “Amended Rights Agreement”) in January of 2020. Pursuant to the Amended Rights Agreement, Himalaya controls rights to develop, manufacture and commercialize certain assets, including BA3362 which was licensed to Context (see Note 8), in certain territories as further specified in the Amended Rights Agreement. Pursuant to the Himalaya Agreement, Himalaya consented to BioAtla’s execution and performance of the Agreement, and granted to BioAtla an exclusive, worldwide, sublicensable license for those impacted products and intellectual property. Further, as set forth in the Amended Rights Agreement and further clarified in the Himalaya Agreement, BioAtla agreed to pay, subject to any applicable tax withholdings, to Himalaya (i) a mid-teens percentage of all upfront payments and development milestones received by BioAtla from Context under the Context License Agreement; and (ii) a specified percentage of any and all sales milestones and/or royalties based upon Net Sales (as defined in the Context License Agreement) in the People’s Republic of China and the Special Administrative Regions of Hong Kong, Macao and Taiwan that BioAtla receives from Context under the Context License Agreement.

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

For the three months ended March 31, 2025, the Company did not recognize any expense related to the transactions with Himalaya, compared to $0.1 million for the three months ended March 31, 2024. The Company did not have any amounts due to Himalaya as of March 31, 2025.

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

11. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company is a clinical-stage biopharmaceutical company and has not generated any product revenue from its CAB antibody-based products. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its CAB products. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The measure of segment assets is reported on the balance sheets as total assets. The CODM evaluates performance and allocates resources based on net income or loss that also is reported on the condensed statements of operations and comprehensive loss as net loss, and cash used in operations.

The following table provides R&D expenses by program with a reconciliation to net loss for the periods indicated, which are regularly reviewed by the CODM:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Program expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$2,941	$5,333
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	2,077	2,541
Evalstotug, BA3071 (CAB CTLA-4)	179	2,608
BA3182 (CAB EpCAM x CAB CD3)	939	1,170
Other CAB Programs	1,072	1,630
Total program expenses	7,208	13,282
Personnel and related	3,457	3,424
Equity-based compensation	775	1,080
Facilities and other	915	1,066
Total research and development expenses	12,355	18,852
General and administrative expenses
Personnel and related	2,102	1,969
Equity-based compensation	870	1,220
Facilities and other	2,287	2,416
Total general and administrative expenses	5,259	5,605
Interest and other income	2,280	1,223
Net loss and comprehensive loss	$(15,334)	$(23,234)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited condensed financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 28, 2025. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on form 10-K, and the caption “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

We are a United States-based company with facilities in San Diego, California. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin (BA3011), ozuriftamab vedotin (BA3021), evalstotug (BA3071), and our Phase 1 clinical trial of BA3182 (CAB-EpCAM x CAB-CD3), establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. Since 2014, such research and development activities have exclusively related to the research, development, manufacture and Phase 1 and Phase 2 clinical testing of our CAB antibody-based product candidates and the strengthening of our proprietary CAB technology platform and pipeline.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $15.3 million for the three months ended March 31, 2025, compared to $23.2 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $501.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including conducting clinical trials and the regulatory approval process for our product candidates, as well as identifying and designing product candidates and conducting preclinical studies. We expect our expenses, and the potential for losses, to be variable as we focus development efforts on selected assets and indications. We expect research and development expenses to decrease in the near term as we complete enrollment and treatment of patients in certain of our trials.

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

As of March 31, 2025, our cash and cash equivalents totaled approximately $32.4 million. Accordingly, based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents may not to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued, and these circumstances raise substantial doubt about our ability to continue as a going concern.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

The Company has entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 7 to our financial statements). In September 2024, the Company licensed BA3362, a Nectin-4 x CD3 T cell engaging bispecific antibody, to Context Therapeutics (“Context”). We did not recognize any revenue during the three months ended March 31, 2025 and 2024, related to the licensing agreement with Context.

Prior to developing our own programs, we received revenue from services performed under fixed price service contracts that, in some cases, provided for potential milestone and royalty payments to us. We did not recognize any revenue from our legacy service contracts during the three months ended March 31, 2025 and 2024.

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

Gain on warrant liability

Gain on warrant liability relates to the changes in the fair value of our liability-classified warrants to purchase common stock.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	$12,355	$18,852	$(6,497)
General and administrative	5,259	5,605	(346)
Total operating expenses	17,614	24,457	(6,843)
Loss from operations	(17,614)	(24,457)	6,843
Other income:
Interest income	400	1,223	(823)
Gain on warrant liability	1,880	—	1,880
Total other income	2,280	1,223	1,057
Net loss and comprehensive loss	$(15,334)	$(23,234)	$7,900

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$2,941	$5,333	$(2,392)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	2,077	2,541	(464)
Evalstotug, BA3071 (CAB CTLA-4)	179	2,608	(2,429)
BA3182 (CAB EpCAM x CAB CD3)	939	1,170	(231)
Other CAB Programs	1,072	1,630	(558)
Total external expenses	7,208	13,282	(6,074)
Personnel and related	3,457	3,424	33
Equity-based compensation	775	1,080	(305)
Facilities and other	915	1,066	(151)
Total research and development expenses	$12,355	$18,852	$(6,497)

Research and development expenses were $12.4 million and $18.9 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of approximately $6.5 million was primarily driven by a decrease of $6.1 million in program development costs for our clinical programs due to lower enrollment and lower overall expense as we complete Phase 2 trials for mecbotamab vedotin, ozuriftamab vedotin, and evalstotug, a $0.5 million decrease in personnel-related expense due to lower headcount, a $0.3 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.2 million decrease in facilities and other allocated expense. This was offset by a $0.5 million severance charge in R&D related to our workforce reduction announced in March 2025.

General and Administrative Expense

General and administrative expenses were $5.3 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of approximately $0.3 million was primarily driven by a $0.3 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, a $0.1 million decrease in insurance primarily due to lower D&O insurance premiums, offset by a $0.1 million severance charge in general and administrative expense related to our workforce reduction announced in March 2025.

Interest Income

Interest income was $0.4 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $0.8 million was due to lower cash and cash equivalents and lower interest rates during same period in 2024.

Gain on warrant liability

Gain on warrant liability was $1.9 million and $0 for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.9 million was due to the change in fair value of the warrants we issued in December 2024.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of March 31, 2025, we had cash and cash equivalents of $32.4 million.

In January 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) acting as sales agent pursuant to which the Company may, from time to time at its sole discretion, sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100.0 million, pursuant to the Company’s then-effective shelf registration statement on Form S-3 (File No. 333-262528) which expired in February 2025. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. We have not sold any shares of our common stock under the Sales Agreement as of March 31, 2025.

In December 2024, the Company closed on an offering (the “December 2024 Offering”) of 9,679,158 shares of common stock at a price of $0.9520 per share with accompanying warrants to purchase up to 9,679,158 shares of common stock, which have an exercise price of $1.19 per share (the “Warrants”). The gross proceeds from the December 2024 Offering were approximately $9.2 million, before deducting $0.7 million of placement agent fees and other offering expenses payable by the Company. The accompanying Warrants become exercisable beginning six months from issuance and will expire five years from the date of initial exercisability. Accordingly, there were 9,679,158 Warrants outstanding but not yet exercisable at March 31, 2025.

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

Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including tariffs and trade disputes with other countries, inflation, high interest rates, growing recession risks, supply chain disruptions, and geopolitical tensions and disruptions, including the ongoing conflict between Russia and Ukraine and the wars between Israel and the terrorist groups Hamas and Hezbollah, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through additional reductions in staff and delay, scale back or stop certain research and development programs.

Cash flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,288)	$(30,828)
Investing activities	—	—
Financing activities	(395)	(13)
Net decrease in cash and cash equivalents	$(16,683)	$(30,841)

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $16.3 million, which consisted of a net loss of $15.3 million, a net change of $0.9 million in our operating assets and liabilities and $0.1 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $2.1 million, offset by an increase in prepaid expenses and other assets of $3.0 million. The non-cash transactions primarily consisted of

$1.6 million of stock-based compensation and non-cash charges of $0.2 million related to depreciation and amortization, offset by $1.9 million related to the change in fair value of the warrant liability.

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

Cash Used in Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2025, consisting primarily of the payment of financing costs in connection with the December 2024 offering and the payment of taxes related to the net settlement of restricted stock units.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $69.8 million and $123.5 million for the years ended December 31, 2024 and 2023, respectively. For the three months ended March 31, 2025 and 2024, our net losses were $15.3 million and $23.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of $501.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses will begin to decrease as we complete enrollment for certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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
•
the cost and timing of regulatory approvals; and
•
our efforts to enhance operational systems and attract and retain personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

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

We have incurred significant operating losses to date and expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the development of our CAB technology platform and our CAB product candidates. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern for the 12 months from the date that our financial statements included elsewhere in this Annual Report are issued. As a result, our independent public accounting firm included an explanatory paragraph regarding the same in its report on our Annual Report. Our financial statements as of March 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2025, we had approximately $32.4 million in cash and cash equivalents. Based upon our current operating plan and assumptions, we estimate that our cash and cash equivalents will enable us to fund our operations into the first half of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We expect to finance our future cash needs through equity or debt financings, strategic collaborations transactions, or a combination of these approaches. We believe that data from our ongoing clinical trials will enable us to raise additional capital which will address this doubt and enable us to continue as a going concern. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us, if at all. In addition, our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be harmed, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

We have used our patented technology platform to develop CABs in oncology indications with our lead product candidates mecbotamab vedotin, ozuriftamab vedotin, evalstotug, BA3182, and other preclinical product candidates. We may also in the future continue to build our pipeline of CAB product candidates. Our business depends not only on our ability to successfully develop, obtain regulatory approval for, and commercialize the product candidates we currently have in clinical and preclinical development, but to continue to generate new product candidates through our platform. Even if we are successful in continuing to build our pipeline and further progress the clinical development of our current product candidates, any additional product candidates may not be suitable for clinical development, including as a result of harmful side effects, manufacturing issues, limited efficacy or other characteristics that indicate that they are unlikely to be products that will succeed in clinical development, receive marketing approval or achieve market acceptance. If we cannot validate our technology platform by successfully commercializing CAB product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

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

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary preplanned interim or topline data that we report differ from later, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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
•
unforeseen safety issues, including occurrence of treatment emergent adverse events (“TEAEs”) associated with the product candidate that are viewed to outweigh the product candidate’s potential benefits;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board (“DSMB”), for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to several factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or lost. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

We have investigated the use of each of mecbotamab vedotin, ozuriftamab vedotin, and evalstotug in combination with an anti-PD-1 antibody. In the future, we may explore the use of these or our other product candidates in combination with other therapies. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development, and possibly in the future commercialization, efforts following the inauguration of President Trump in January 2025. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. Moreover, the new Administration has proposed action to freeze or reduce the budget of the National Institutes of Health (“NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affects us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we or our collaborators become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

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

There is competition for qualified personnel in the pharmaceutical, biopharmaceutical and biotechnology field due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

Furthermore, governments have, and may continue to, turn to trade barriers to protect their domestic industries against foreign imports. Under the current U.S. administration, there is significant and increasing uncertainty about the future relationship between the United States, China, and other exporting countries, including with respect to trade policies, treaties, government regulations, and tariffs. On April 9, 2025, President Trump announced a pause to previously announced tariffs on most countries for 90 days. Countries subject to the pause on the tariffs are still to be subject to the baseline 10% tariff. This consequently lowers the tariff rate for the E.U., Japan, and South Korea, among other countries. However, President Trump further increased the tariff rate against Chinese imports to 125%. Canada and Mexico are still to be subject to tariffs as high as 25%, with goods that comply with the United States-Mexico-Canada Agreement.

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

Additionally, in February 2022, armed conflict escalated between Russia and Ukraine, and disputes remain unsettled in early 2025. In October 2023, armed conflict escalated between Israel and Hamas, including in the Gaza Strip. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, such as tariffs and trade disputes with other countries, inflation, rising interest rates, currency exchange rates, supply chain challenges and financial market conditions. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

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

On December 19, 2024, we completed a registered direct offering with certain institutional investors, where we issued an aggregate of (a) 9,679,158 shares of our common stock and (b) Warrants to purchase 9,679,158 shares of our common stock. The Warrants will not become exercisable until June 20, 2025 at an exercise price of $1.19 per share. Once the Warrants are exercised, the issuance of additional shares of our common stock would cause immediate and substantial dilution to our existing shareholders and could cause a significant reduction in the market price of our common stock.

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

As of March 31, 2025, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 24.0% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 6.7%, of our outstanding common stock, as of March 31, 2025.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101).					X

† Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 6, 2025	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)