Form 10-Q
period 2025-06-30
BioAtla, Inc.
filed 2025-08-07
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025 the number of shares of the registrant’s common stock outstanding was 58,721,588 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,207	$49,046
Prepaid expenses and other current assets	2,406	2,186
Total current assets	20,613	51,232
Property and equipment, net	380	678
Operating lease right-of-use asset, net	5,973	512
Other assets	163	—
Total assets	$27,129	$52,422
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$15,795	$13,704
Operating lease liabilities	805	836
Total current liabilities	16,600	14,540
Operating lease liabilities, less current portion	5,240	—
Liability to licensor	19,806	19,806
Warrant liability	2,228	3,811
Total liabilities	43,874	38,157
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2025 and December 31, 2024; 58,721,588 and 58,099,164 shares issued and outstanding at June 30, 2025 and December 31, 2024	6	6
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	503,333	500,298
Accumulated deficit	(520,084)	(486,039)
Total stockholders’ equity (deficit)	(16,745)	14,265
Total liabilities and stockholders’ equity (deficit)	$27,129	$52,422

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expense	$13,684	$16,198	$26,039	$35,050
General and administrative expense	4,963	5,774	10,222	11,379
Total operating expenses	18,647	21,972	36,261	46,429
Loss from operations	(18,647)	(21,972)	(36,261)	(46,429)
Other income (loss):
Interest income	233	900	633	2,123
Gain (loss) on warrant liability	(297)	—	1,583	—
Total other income (loss)	(64)	900	2,216	2,123
Net loss and comprehensive loss	$(18,711)	$(21,072)	$(34,045)	$(44,306)
Net loss per common share, basic and diluted	$(0.32)	$(0.44)	$(0.58)	$(0.92)
Weighted-average shares of common stock outstanding, basic and diluted	58,504,396	48,214,893	58,377,516	48,151,176

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2025	58,401,147	$6	$501,914	$(501,373)	$547
Stock-based compensation expense	—	—	1,377	—	1,377
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	184,969	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	135,472	—	47	—	47
Taxes related to net share settlement of equity awards	—	—	(5)	—	(5)
Net loss	—	—	—	(18,711)	(18,711)
Balance at June 30, 2025	58,721,588	$6	$503,333	$(520,084)	$(16,745)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2024	48,106,317	$5	$489,208	$(439,497)	$49,716
Stock-based compensation expense	—	—	2,496	—	2,496
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	28,801	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	191,020	—	244	—	244
Taxes related to net share settlement of equity awards	—	—	(14)	—	(14)
Net loss	—	—	—	(21,072)	(21,072)
Balance at June 30, 2024	48,326,138	$5	$491,934	$(460,569)	$31,370

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	58,099,164	$6	$500,298	$(486,039)	$14,265
Stock-based compensation expense	—	—	3,022	—	3,022
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	486,952	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	135,472	—	47	—	47
Taxes related to net share settlement of equity awards	—	—	(34)	—	(34)
Net loss	—	—	—	(34,045)	(34,045)
Balance at June 30, 2025	58,721,588	$6	$503,333	$(520,084)	$(16,745)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	48,077,599	$5	$486,930	$(416,263)	$70,672
Stock-based compensation expense	—	—	4,796	—	4,796
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	57,519	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	191,020	—	244	—	244
Taxes related to net share settlement of equity awards	—	—	(36)	—	(36)
Net loss	—	—	—	(44,306)	(44,306)
Balance at June 30, 2024	48,326,138	$5	$491,934	$(460,569)	$31,370

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(34,045)	$(44,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	469
Change in fair value of warrant liability	(1,583)	—
Stock-based compensation	3,022	4,796
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(383)	258
Accounts payable and accrued expenses	2,535	(10,924)
Right-of-use assets and lease liabilities, net	(252)	(314)
Net cash used in operating activities	(30,408)	(50,021)
Cash flows from financing activities
Payment of financing costs	(444)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	47	244
Payments for taxes related to net settlement of equity awards	(34)	(32)
Net cash provided by (used in) financing activities	(431)	212
Net decrease in cash and cash equivalents	(30,839)	(49,809)
Cash and cash equivalents, beginning of period	49,046	111,471
Cash and cash equivalents, end of period	$18,207	$61,662
Supplemental disclosure of non-cash investing and financing activities
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$5,999	$—
Tax related to net settlement of equity awards included in accounts payable and accrued expenses	$—	$4

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

Basis of Presentation

The unaudited condensed financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in its Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidates. As of June 30, 2025, the Company had an accumulated deficit of $520.1 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of common stock warrants, RSUs, common stock options outstanding under the Company’s stock option plan, and contingently issuable shares under the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”).

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	As of June 30,
	2025	2024
Common stock warrants	9,679,158	—
Common stock options	5,912,471	6,265,480
Restricted stock units	2,606,513	1,605,982
ESPP shares	68,727	57,683
Total	18,266,869	7,929,145

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s financial statements during the six months ended June 30, 2025.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development	$1,672	$1,739
Prepaid insurance	414	—
Other prepaid expenses and current assets	320	447
Total	$2,406	$2,186

Property and equipment consist of the following (in thousands):

	Useful life (years)	June 30, 2025	December 31, 2024
Furniture, fixtures and office equipment	3 - 7	$1,721	$1,721
Laboratory equipment	5	2,280	2,280
Leasehold improvements	2 - 3	3,680	3,680
		7,681	7,681
Less accumulated depreciation and amortization		(7,301)	(7,003)
Total		$380	$678

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$4,643	$1,902
Accrued compensation	1,609	2,726
Accrued research and development	8,828	8,033
Other accrued expenses	715	1,043
Total	$15,795	$13,704

3. Restructuring

In March 2025, the Company implemented a corporate restructuring, which included a reduction in force, designed to improve the Company’s operating model and cost structure.

In connection with the restructuring, the Company implemented a reduction in workforce of approximately 30%, which was initiated in the first quarter of 2025. The Company recorded restructuring costs of $0 and $0.6 million, during the three and six months ended June 30, 2025, respectively, of which $0.5 million is included in research and development expense and $0.1 million is included in general administrative expense for the six months ended June 30, 2025 in the condensed statements of operations and comprehensive loss. Restructuring costs primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. These benefits were fully paid out during the second quarter of 2025.

The following table presents the changes in the Company's restructuring liability (in thousands):

Restructuring Liability
Balance at December 31, 2024	$—
Restructuring charges	556
Cash payments	(556)
Balance at June 30, 2025	$—

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$17,707	$—	$—	$17,707
Liabilities
Warrants	$—	$—	$2,228	$2,228

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$38,822	$—	$—	$38,822
Liabilities
Warrants	$—	$—	$3,811	$3,811

Cash Equivalents

Cash equivalents are comprised of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Warrant Liability

As of June 30, 2025, Level 3 liabilities include the warrant liability which resulted from warrants being issued on December 20, 2024 (as further described in Note 7), which did not meet the criteria for equity classification in accordance with Accounting Standards Codification (“ASC”) Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), and are therefore accounted for as liabilities at fair value.

The Company estimates the fair value of its warrants using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model.

The significant inputs used in the valuation models to measure the fair value of the warrants are as follows:

	Valuation Date
	June 30, 2025	December 31, 2024
Common stock price	$0.40	$0.59
Risk-free rate	3.79%	4.40%
Expected term (in years)	4.98	5.47
Expected volatility	97.2%	94.6%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 liabilities for the year ended June 30, 2025 (in thousands):

Warrant Liability
Balance at December 31, 2024	$3,811
Change in fair value of warrant liability	(1,583)
Balance at June 30, 2025	$2,228

Changes in the fair value of the liability-classified warrants are recognized as a component of other income (loss) in the statement of operations. No transfers between levels have occurred during the periods presented.

5. Leases

The Company has a single operating lease for its corporate headquarters and laboratory space in San Diego, California. In June 2025, the Company entered into an amendment to the lease which reduced the leased space and extended the lease term for the remaining space through November 2030. Pursuant to the amended lease, the Company also has the option to re-lease the vacated space and also has a one-time option to extend the lease term by an additional three years. The amended lease includes certain rent abatement, rent escalations, tenant improvement allowances and additional charges for common area maintenance and other costs.

Under the relevant guidance, the Company reassessed the lease classification and remeasured the lease liability as of the effective date of modification and recognized a lease liability and ROU asset of approximately $6.0 million on the Company’s condensed balance sheets.

The components of lease expense included in the Company’s condensed statements of operations and comprehensive loss include (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$331	$261	$592	$521
Variable lease expense	215	211	395	371
Total lease expense, net	$546	$472	$987	$892

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three and six months ended June 30, 2025 and 2024.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of June 30,
	2025	2024
Weighted average remaining lease term (in years)	5.4	1.00
Weighted average discount rate percentage	9.00%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating leases	$557	$279	$845	$836

Maturities of operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Operating lease
Six months ending December 31, 2025	122
2026	1,484
2027	1,528
2028	1,574
2029	1,621
Thereafter	1,530
Total future lease payments	7,859
Less: imputed interest	(1,814)
Total operating lease liabilities	$6,045

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

7. Stockholders’ Equity

December 2024 Offering and Warrant Issuance

In December 2024, the Company closed on an offering (the “December 2024 Offering”) of 9,679,158 shares of common stock at a price of $0.9520 per share with accompanying warrants to purchase up to 9,679,158 shares of common stock, which have an exercise price of $1.19 per share (the “Warrants”). The gross proceeds from the December 2024 Offering were approximately $9.2 million, before deducting $0.7 million of placement agent fees and other offering expenses payable by the Company. As discussed in Note 4, the Company recorded a liability at fair value related to the issuance of the Warrants, with changes in fair value each reporting period recognized as a component of other income (loss) in the Company’s unaudited condensed statements of operations and comprehensive loss. The accompanying Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 9,679,158 Warrants outstanding and exercisable at June 30, 2025.

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the “2020 Plan”) to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of June 30, 2025 and December 31, 2024, the total number of common shares authorized for issuance under the 2020 Plan was 12,273,892 and 10,735,431, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31 and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$567	$1,164	$1,342	$2,243
General and administrative	810	1,332	1,680	2,553
Total	$1,377	$2,496	$3,022	$4,796

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the six months ended June 30, 2025:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2024	1,553,000	$2.48
Granted	1,863,000	$0.32
Vested	(561,482)	$2.33
Forfeited	(248,005)	$1.09
Outstanding at June 30, 2025	2,606,513	$1.10

As of June 30, 2025, total unrecognized stock-based compensation expense for RSUs was $2.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.2 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the six months ended June 30, 2025:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2024	6,096,046	$7.65	7.59	$—
Forfeited	(149,159)	$5.55
Expired	(34,416)	$2.12
Balance at June 30, 2025	5,912,471	$7.73	6.88	$—
Vested and expected to vest at June 30, 2025	5,912,471	$7.73	6.88	$—
Exercisable at June 30, 2025	4,372,552	$8.91	6.67	$—

As of June 30, 2025, total unrecognized stock-based compensation cost for unvested common stock options was $4.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.53 years. There were no stock options granted during the six months ended June 30, 2025. The total fair value of options vested during the six months ended June 30, 2025 was $2.4 million. Upon option exercise, the Company issues new shares of its common stock.

Employee Stock Purchase Plan (“ESPP”)

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of June 30, 2025 and December 31, 2024, a total of 3,035,873 shares and 2,281,600 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company issued 135,472 and 191,020 shares of common stock under the ESPP during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, 2,310,693 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2025 and 2024 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	June 30, 2025	December 31, 2024
Warrants for the purchase of common stock	9,679,158	9,679,158
Common stock options and restricted stock units issued and outstanding	8,518,984	7,649,046
Awards available for future issuance under the 2020 Plan	1,261,376	1,154,335
Awards available for future issuance under the ESPP	2,310,693	1,691,892
Total common stock reserved for future issuance	21,770,211	20,174,431

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

The Company did not recognize any revenue related to the collaboration agreement with BeiGene during the three and six months ended June 30, 2025 and 2024. The Company had a $19.8 million liability to licensor as of June 30, 2025 and December 31, 2024.

License Agreement with Context Therapeutics Inc.

In September 2024, the Company entered into a License Agreement (the “Context License Agreement”) with Context Therapeutics Inc. (“Context”). Under the terms of the Context License Agreement, BioAtla granted Context an exclusive, worldwide license to develop, manufacture and commercialize two licensed antibodies, including BA3362 (renamed by Context as CT-202), the Company’s Nectin-4 x CD3 T cell engaging (“TCE”) bispecific antibody (the “License”). The Company also transferred know-how, including any necessary materials Context would need to perform research and development. In exchange for the License, the Company is eligible to receive up to $133.5 million in aggregate payments, including an upfront cash payment and potential development, regulatory and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales of the products. In connection with the execution of the Context License Agreement, the Company also entered into an agreement with Himalaya Therapeutics SECZ, a related party (See Note 9).

A single performance obligation was identified under the Context License Agreement comprised of BioAtla’s promise to transfer the License. Context is responsible for developing BA3362 and for global regulatory filings and commercialization. Context will bear all costs associated with the research, development, and commercialization of any products.

In accordance with Topic 606, the Company determined the transaction price of the agreement is limited to the up-front payment received, and excluded the variable consideration of development and sale milestone payments and royalties as they are fully constrained. As part of the Company’s evaluation of the milestone constraints, the Company determined the achievement of such milestones are contingent upon success in future developments, regulatory approvals and commercial activities, which are not within its control and are uncertain at this stage. Variable consideration related to royalties will be recognized when the related sales occur. All variable consideration remains fully constrained as of June 30, 2025. Further, the Company determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer.

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

The Company did not recognize any revenue related to the Context License Agreement for the three and six months ended June 30, 2025 and 2024.

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

For the three and six months ended June 30, 2025, the Company did not recognize any expense related to the transactions with Himalaya, compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2024. The Company did not have any amounts due to Himalaya as of June 30, 2025.

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

The following table provides R&D expenses by program with a reconciliation to net loss for the periods indicated, which are regularly reviewed by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Program expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$3,051	$3,500	$5,992	$8,833
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	1,208	2,023	3,285	4,564
Evalstotug, BA3071 (CAB CTLA-4)	3,045	2,447	3,224	5,055
BA3182 (CAB EpCAM x CAB CD3)	2,136	1,206	3,076	2,377
Other CAB Programs	728	1,629	1,799	3,258
Total program expenses	10,168	10,805	17,376	24,087
Personnel and related	2,145	3,347	5,603	6,770
Equity-based compensation	567	1,164	1,342	2,244
Facilities and other	804	882	1,718	1,949
Total research and development expenses	13,684	16,198	26,039	35,050
General and administrative expenses
Personnel and related	1,577	1,938	3,680	3,906
Equity-based compensation	810	1,332	1,680	2,553
Facilities and other	2,576	2,504	4,862	4,920
Total general and administrative expenses	4,963	5,774	10,222	11,379
Interest and other income (loss)	(64)	900	2,216	2,123
Net loss and comprehensive loss	$(18,711)	$(21,072)	$(34,045)	$(44,306)

12. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted by the U.S. The OBBBA includes significant provisions, such as the permanent extension of expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its financial statements.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $18.7 million and $34.0 million for the three and six months ended June 30, 2025, respectively, compared to $21.1 million and $44.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $520.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including conducting clinical trials and the regulatory approval process for our product candidates, as well as identifying and designing product candidates and conducting preclinical studies. We expect our expenses, and the potential for losses, to be variable as we focus development efforts on selected assets and indications. We expect research and development expenses to decrease in the near term as we complete our Phase 2 trials for certain indications. We have recently implemented certain initiatives to lower cost and extend our cash runway, including a restructuring in March 2025 that included a 30% workforce reduction, and a reduction in our lease footprint by almost half in June 2025.

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

As of June 30, 2025, our cash and cash equivalents totaled approximately $18.2 million. Accordingly, based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents may not to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued, and these circumstances raise substantial doubt about our ability to continue as a going concern.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

The Company has entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 8 to our financial statements). In September 2024, the Company licensed BA3362, a Nectin-4 x CD3 T cell engaging bispecific antibody, to Context Therapeutics (“Context”). We did not recognize any revenue during the three and six months ended June 30, 2025 and 2024, related to the licensing agreement with Context.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred in the discovery and development of our product candidates.

•
External expenses consist of:
•
Fees paid to third parties such as contractors, clinical research organizations (“CROs”) and consultants, and other costs related to preclinical and clinical trials;
•
Fees paid to third parties such as contract manufacturing organizations (“CMOs”) and other vendors for manufacturing research and clinical trial materials; and
•
Expenses related to laboratory supplies and services.
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

We expect our research and development expenses to decrease in the near term as we complete certain of our Phase 2 clinical trials and focus development on selected high potential indications. However, research and development could increase upon initiation of new clinical trials, including registrational trials for our lead product candidates. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. Successful product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, to the extent that our product candidates continue to advance into clinical trials, including larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, the quality and consistency in their manufacture, investment in our clinical programs and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects and programs or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Gain (loss) on warrant liability

Gain (loss) on warrant liability relates to the changes in the fair value of our liability-classified warrants to purchase common stock.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	$13,684	$16,198	$(2,514)
General and administrative	4,963	5,774	(811)
Total operating expenses	18,647	21,972	(3,325)
Loss from operations	(18,647)	(21,972)	3,325
Other income (loss):
Interest income	233	900	(667)
Loss on warrant liability	(297)	—	(297)
Total other income (loss)	(64)	900	(964)
Net loss and comprehensive loss	$(18,711)	$(21,072)	$2,361

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$3,051	$3,500	$(449)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	1,208	2,023	(815)
Evalstotug, BA3071 (CAB CTLA-4)	3,045	2,447	598
BA3182 (CAB EpCAM x CAB CD3)	2,136	1,206	930
Other CAB Programs	728	1,629	(901)
Total external expenses	10,168	10,805	(637)
Personnel and related	2,145	3,347	(1,202)
Equity-based compensation	567	1,164	(597)
Facilities and other	804	882	(78)
Total research and development expenses	$13,684	$16,198	$(2,514)

Research and development expenses were $13.7 million and $16.2 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of approximately $2.5 million was primarily driven by a $0.9 million decrease in development costs for our pre-clinical programs primarily for BA3142, our CAB B7H3 x CD3 bispecific program, and BA3361, our CAB Nectin-4 ADC program due to previous prioritization of our programs, a $1.2 decrease in headcount related expenses due to the reduction in force announced in March 2025, and a $0.6 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan. This was offset by a $0.3 million increase in development costs for our clinical stage programs, primarily driven by higher enrollment in our EpCAM Phase 1 trial.

General and Administrative Expense

General and administrative expenses were $5.0 million and $5.8 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of approximately $0.8 million was primarily driven by a $0.5 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan and a $0.3 million decrease headcount related costs related to our reduction in force announced in March 2025.

Interest Income

Interest income was $0.2 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $0.7 million was due to lower cash and cash equivalents and lower interest rates during same period in 2024.

Loss on warrant liability

Loss on warrant liability was $0.3 million and $0 for the three months ended June 30, 2025 and 2024, respectively. The $0.3 million loss was due to the change in fair value of the warrants we issued in December 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	26,039	$35,050	$(9,011)
General and administrative	10,222	11,379	(1,157)
Total operating expenses	36,261	46,429	(10,168)
Loss from operations	(36,261)	(46,429)	10,168
Other income:
Interest income	633	2,123	(1,490)
Gain on warrant liability	1,583	—	1,583
Total other income	2,216	2,123	93
Net loss and comprehensive loss	$(34,045)	$(44,306)	$10,261

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$5,992	$8,833	$(2,841)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	3,285	4,564	(1,279)
Evalstotug, BA3071 (CAB CTLA-4)	3,224	5,055	(1,831)
BA3182 (CAB EpCAM x CAB CD3)	3,076	2,377	699
Other CAB Programs	1,799	3,258	(1,459)
Total external expenses	17,376	24,087	(6,711)
Personnel and related	5,603	6,770	(1,167)
Equity-based compensation	1,342	2,244	(902)
Facilities and other	1,718	1,949	(231)
Total research and development expenses	$26,039	$35,050	$(9,011)

Research and development expenses were $26.0 million and $35.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of approximately $9.0 million was primarily driven by a $5.3 million decrease in program development costs for our clinical programs due to lower enrollment and lower overall expense as we complete Phase 2 trials for mecbotamab vedotin, ozuriftamab vedotin, and evalstotug, a $1.5 million decrease in development costs for our pre-clinical programs primarily for BA3142, our CAB B7H3 x CD3 bispecific program, and BA3361, our CAB Nectin-4 ADC program due to previous prioritization of our programs, a $1.2 million decrease in personnel-related expense due to lower headcount including the impact of the reduction in force announced in March 2025, and a $0.9 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan.

General and Administrative Expense

General and administrative expenses were $10.2 million and $11.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of approximately $1.2 million was primarily driven by a $0.9 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, a $0.2 million decrease in insurance primarily due to lower D&O insurance premiums, and a $0.2 million decrease in headcount related to the reduction in force announced in March 2025.

Interest Income

Interest income was $0.6 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $1.5 million was due to lower cash and cash equivalents and lower interest rates during same period in 2024.

Gain on warrant liability

Gain on warrant liability was $1.6 million and $0 million for the six months ended June 30, 2025 and 2024, respectively. The $1.6 million gain was due to the change in fair value of the warrants we issued in December 2024.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of June 30, 2025, we had cash and cash equivalents of $18.2 million.

In December 2024, the Company closed on an offering (the “December 2024 Offering”) of 9,679,158 shares of common stock at a price of $0.9520 per share with accompanying warrants to purchase up to 9,679,158 shares of common stock, which have an exercise price of $1.19 per share (the “Warrants”). The gross proceeds from the December 2024 Offering were approximately $9.2 million, before deducting $0.7 million of placement agent fees and other offering expenses payable by the Company. The accompanying Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 9,679,158 Warrants outstanding and exercisable at June 30, 2025.

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

Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including tariffs and trade disputes with other countries, inflation, high interest rates, growing recession risks, supply chain disruptions, and geopolitical tensions and disruptions, including the ongoing conflict between Russia and Ukraine, the wars between Israel and the terrorist groups Hamas and Hezbollah and escalating conflict and tensions with Iran, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through additional reductions in staff and delay, scale back or stop certain research and development programs.

Cash flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,408)	$(50,021)
Financing activities	(431)	212
Net decrease in cash and cash equivalents	$(30,839)	$(49,809)

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $30.4 million, which consisted of a net loss of $34.0 million, a net change of $1.9 million in our operating assets and liabilities and $1.7 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $2.5 million, offset by an increase in prepaid expenses and other assets of $0.4 million and a net decrease in operating lease right-of-use assets and lease liabilities of $0.3 million. The non-cash transactions primarily consisted of $3.0 million of stock-based compensation and non-cash charges of $0.3 million related to depreciation and amortization, offset by $1.6 million related to the change in fair value of the warrant liability.

Net cash used in operating activities for the six months ended June 30, 2024 was $50 million, which consisted of a net loss of $44.3 million, a net change of $11.0 million in our operating assets and liabilities and $5.3 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $10.9 million, a net decrease in operating lease right-of-use assets and lease liabilities of $0.3 million, partially offset by a decrease in prepaid expenses and other assets of $0.3 million. The non-cash transactions primarily consisted of $4.8 million of stock-based compensation and non-cash charges of $0.5 million related to depreciation and amortization.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2025, consisting primarily of the payment of financing costs in connection with the December 2024 offering and the payment of taxes related to the net settlement of restricted stock units, partially offset by the proceeds from the issuance of common stock under the ESPP and the 2020 Plan.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Results from early-stage clinical trials may not be predictive of results from late-stage or other clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration (“FDA”), the European Medicine Agency (“EMA”) or other comparable foreign regulatory authorities.
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
•
We are currently not in compliance with Nasdaq’s continued listing requirements. If our appeal of Nasdaq’s delisting determination is unsuccessful, our common stock could be delisted.
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

•
Fast Track designation granted for ozuriftamab vedotin in recurrent or metastatic squamous cell carcinoma of the head and neck (“SCCHN”) and, if granted, for any of our other product candidates by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive regulatory approval.
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

Our net losses were $69.8 million and $123.5 million for the years ended December 31, 2024 and 2023, respectively. For the six months ended June 30, 2025 and 2024, our net losses were $34.0 million and $44.3 million, respectively. As of June 30, 2025, we had an accumulated deficit of $520.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses will begin to decrease as we complete enrollment for certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

We have incurred significant operating losses to date and expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the development of our CAB technology platform and our CAB product candidates. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern for the 12 months from the date that our financial statements included elsewhere in this Annual Report are issued. As a result, our independent public accounting firm included an explanatory paragraph regarding the same in its report on our Annual Report. Our financial statements as of June 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2025, we had approximately $18.2 million in cash and cash equivalents. Based upon our current operating plan and assumptions, we estimate that our cash and cash equivalents will enable us to fund our operations into the first half of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA will agree with our clinical trial plans, and we cannot assure you that the FDA will agree that the results from our trials will be sufficient to support approval of any of our product candidates. For example, the objective response rates on our primary endpoints may not be sufficient, we may not demonstrate a sufficient duration of response, or there may be limitations with the total sample size of our studies and dose selection strategy. Recently, the FDA has increasingly scrutinized oncology clinical trial results where a substantial portion of the enrollment took place outside the U.S. on the basis that the results from these sites are not applicable to the U.S. population due at least in part to choice of comparator. While we intend to enroll sufficient numbers of U.S. patients to address these concerns, the FDA may disagree and question the applicability of the clinical trial results to the U.S. population. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

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

In addition, mecbotamab vedotin, ozuriftamab vedotin, and evalstotug have been studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with these or our other product candidates may have recently received surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials.

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

On February 6, 2025, the Company received written notice (the “Minimum Bid Price Deficiency Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the Company has not maintained a minimum closing bid price of the Company’s common stock of at least $1.00 per share for the last 30 consecutive business days and that it had 180 calendar days from the date of the Minimum Bid Price Deficiency Notice, or until August 5, 2025 (the “Compliance Date”), to regain compliance. Because the Company does not meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (other than the Minimum Bid Price Requirement), the Company was unable to transfer to The Nasdaq Capital Market and was not afforded an additional 180-day compliance period.

In addition, on May 12, 2025, the Company received a written notice (the “Minimum Stockholders’ Equity Deficiency Notice”) from the Listing Qualifications Staff of Nasdaq (the “Staff”) notifying the Company that because the Company’s stockholders’ equity was $547,000 as of March 31, 2025, as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, it was no longer in compliance with the $10,000,000 minimum stockholders’ equity requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(1)(A) (the “Minimum Stockholders’ Equity Requirement”), and the Company, as of the date of the Minimum Stockholders’ Equity Deficiency Notice, also did not meet the alternative compliance standards relating to the market value of the listed securities or the Company’s total assets and revenue. The Company timely submitted a plan to regain compliance of the Minimum Stockholders’ Equity Requirement on June 26, 2025.

On August 6, 2025, the Staff issued a delist determination to the Company (the “Delisting Notice”), indicating that the Company did not satisfy the Minimum Bid Price Requirement by the Compliance Date. Although on June 26, 2025, the Company submitted its plan to regain compliance with the Minimum Stockholders’ Equity Requirement, pursuant to Listing Rule 5810(d)(2), this deficiency became an additional basis for delisting, and as a result, the Company was not eligible for a second 180-day extension. The Company intends to request a hearing (the “Hearing”) before the Nasdaq Listing Qualifications Panel (the “Panel”) to appeal (the “Appeal”) the determination by the Staff, and to present its plan to regain and sustain compliance with both the Minimum Bid Price Requirement and the Minimum Stockholders’ Equity Requirement. The Appeal will stay any delisting or suspension action of the Company’s listed shares contemplated by the Delisting Notice.

While we believe we have a reasonable plan to regain compliance, there is no guarantee that the Panel will grant an extension of the compliance period or that the outcome of the Hearing or the Appeal will be favorable to the Company.] Any delisting of our common stock could adversely affect the market liquidity of our common stock, and the market price of our common stock could decrease. In addition, delisting of our common stock could result in the loss of confidence by investors and adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

We have not completed any large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and numerous other factors including the substantial discretion of regulatory authorities. The standards that the FDA and its foreign counterparts, including the EMA, use when regulating us and our existing or future collaborators require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. More recently, as part of the Food and Drug Omnibus Reform Act (“FDORA”), sponsors will be required to submit Diversity Action Plans (“DAPs”) for Phase 3 studies or other pivotal studies of new drugs. DAPs must include the sponsor’s goals for enrollment for such studies, disaggregated by age group, sex, and racial and ethnic demographic characteristics of clinically relevant study populations; the sponsor’s rationale for such goals; and an explanation of how the sponsor intends to meet such goals. Actions taken in the early days of the new presidential administration have created significant uncertainty as to whether Project Equity will continue and whether the statutory requirements related to DAPs will be implemented by FDA in the near future. We are considering these and other policy changes as they relate to our programs.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation (“MFN”) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. It is uncertain what HHS will consider significant progress toward MFN pricing, or when that determination will be made. If HHS issues and finalizes a rule to implement MFN pricing, the rule is likely to mandate reduced prices of drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs that were reduced by MFN pricing. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition is excluded from the IRA’s price negotiation requirements, as long as it is approved only for an indication within that disease or condition. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in several lawsuits. Thus, while it is unclear how certain provisions of the IRA will be implemented, the IRA will likely have a significant impact on the pharmaceutical industry. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the current administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

Only July 4, 2025, President Trump signed into law the One Beautiful Bill Act (“OBBBA”), which, among other things, contains a number of provisions designed to reduce the number of Americans insured under Medicaid and health exchange plans established under the 2010 Affordable Care Act. The provisions intended to reduce Medicaid enrollment include a work requirement, under which applicants and current beneficiaries will be required to demonstrate that they are engaged for at least 80 hours per month in work, community service, an educational program, or some combination of these. Parents and caregivers of dependent children 13 years old or less and certain other beneficiaries are exempted. In addition, the OBBBA establishes more frequent eligibility verification requirements, restrictions on how states can finance their share of Medicaid, elimination of coverage for undocumented immigrants, and elimination of coverage for gender affirming care and certain family planning clinics. A Congressional Budget Office (“CBO”) analysis of the Act estimates that 7.8 million adults will lose Medicaid coverage by 2034, of which 5.2 million will be due the work requirement. In addition, the OBBBA makes changes to the ACA insurance marketplaces, including, among other measures, greater limitations on enrollment periods, which will result in an additional 3.6 million Americans being uninsured by 2034 according to CBO’s estimate. These significant decreases in the numbers of insured Americans will reduce the ability of patients, especially those of modest means, to afford medications, which could reduce the demand for our products.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and the FDA authorized the first such plan in Florida in January 2024, which has been extended until November 2025. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Foreign and state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the EU is governed by the General Data Protection Regulation (“GDPR”) which extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we possess and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. We comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine and penalize violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Ongoing developments in the United Kingdom have created additional uncertainty regarding personal data transfers from the European Economic Area (EEA) to the United Kingdom following the termination of the personal data transfer grace period set out in the EU and United Kingdom Trade and Cooperation Agreement, which ended on June 30, 2021. It is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. Moreover, in July 2020 the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm.

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

In April 2025, the FDA announced a plan to phase out animal testing requirements for monoclonal antibodies and other drugs. This plan involves replacing animal testing with scientifically validated new approach methodologies (“NAMs”), including computational modeling and in vitro human-based systems. A roadmap published at the time of the announcement lays out an implementation plan over the next three years, which includes encouraging sponsors to submit NAM data in parallel with animal data, efforts to encourage the reduction and duration of animal testing, and exploration of the feasibility of replacing animal testing with NAMs. This roadmap also identified a long-term goal (3-5 years) to make animal studies the exception, rather than the norm. There is substantial uncertainty regarding the steps the FDA may ultimately take to encourage or require companies to reduce the use of animal testing for any type of investigational product, when such steps might be taken, and what consequences these might have for development programs such as ours. Furthermore, animal testing may still be required for drug approval outside of the U.S. which could impact our development timelines and cost.

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

The rules dealing with the U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, the OBBBA was signed into law on July 4, 2025, and extends many of the tax law provisions that were set to expire in 2025, allows for the immediate expensing of domestic U.S. research and development expenses, and makes changes to the U.S. taxation of profits derived from foreign operations. The impact of this newly enacted law on our tax position is currently under review and will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Furthermore, changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China, could have a material adverse effect on our business and financial results. The impact of these tariffs is subject to several factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Under the current U.S. administration, there is significant and increasing uncertainty about the future relationship between the United States, China, and other exporting countries, including with respect to trade policies, treaties, government regulations, and tariffs. On April 9, 2025, President Trump announced a pause to previously announced tariffs on most countries for 90 days while the United States works with its trade partners to negotiate new trade agreements. On May 12, 2025, a new executive order was issued by President Trump to (i) suspend the previously imposed 34% reciprocal tariff on imports from China for a period of 90 days, through approximately August 12, 2025; (ii) eliminate the retaliatory tariff increases imposed on April 8 and April 9, which had raised the reciprocal tariff rate from 34% to 125%; and (iii) reinstate the 10% baseline tariff on imports originating from China, Hong Kong, and Macau for the duration of the 90-day period. On July 7, 2025, President Trump delayed imposition of new tariff rates until August 1, 2025, and sent letters to leaders of 14 countries with warnings that new higher tariff rates will come into effect unless they reach a trade agreement with the United States by August 1, 2025. Effective as of August 7, 2025, most imports to the U.S. will be subject to additional duties ranging from 15% to 40%. Notably with respect to China, the pause at 10% is due to expire on August 12, 2025.

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

Additionally, geopolitical tensions and disruptions, such as the ongoing conflict between Russia and Ukraine, the wars between Israel and the terrorist groups Hamas and Hezbollah and escalating conflict and tensions with Iran, could impact our current and future international operations or our ability to seek approval of our product candidates outside of the United States. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, such as tariffs and trade disputes with other countries, inflation, rising interest rates, currency exchange rates, supply chain challenges and financial market conditions. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of certain of our product candidates. For example, in September 2024 we entered into an agreement to license BA3361, a Nectin-4 x CD3 T cell engaging (“TCE”) bispecific CAB antibody to Context Therapeutics. In addition, we are currently exploring potential third-party collaborators for development and commercialization of select CAB product candidates. With respect to our collaborations, and what we expect will be the case with any future license or collaboration agreements, we have, and would expect to have, limited control over the amount and timing of resources that our existing or future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our existing or future collaborators’ willingness to select additional product candidates to license and their abilities and willingness to fulfill their payment obligations and successfully perform the functions assigned to them in these arrangements.

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

If we do not contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our development programs could be delayed and otherwise adversely affected. Furthermore, we depend on the availability of various animals to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development or to continue clinical development, including pharmacological and toxicology evaluations. The availability of suitable animals can vary and impact our development timeline and cost. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan, protocols for the trial and regulatory requirements. The FDA requires preclinical studies to be conducted in accordance with GLPs and clinical trials to be conducted in accordance with GCPs, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies and clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

On December 19, 2024, we completed a registered direct offering with certain institutional investors, where we issued an aggregate of (a) 9,679,158 shares of our common stock and (b) Warrants to purchase 9,679,158 shares of our common stock. The Warrants became exercisable on June 20, 2025 at an exercise price of $1.19 per share. Once the Warrants are exercised, the issuance of additional shares of our common stock would cause immediate and substantial dilution to our existing shareholders and could cause a significant reduction in the market price of our common stock.

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

As of June 30, 2025, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 42.2% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 6.8%, of our outstanding common stock, as of June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

As previously reported by the Company on its Current Report on Form 8-K filed on February 7, 2025, the Company received written notice from the Listing Qualifications Department of Nasdaq stating that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) because the Company has not maintained a minimum closing bid price of the Company’s common stock of at least $1.00 per share for the last 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days from February 6, 2025, or until August 5, 2025, to regain compliance with the Minimum Bid Price Requirement.

As also previously disclosed by the Company on its Current Report on Form 8-K filed on May 16, 2025, the Company received a written notice (the “Notice”) from the Listing Qualifications Staff of Nasdaq notifying the Company that because the Company’s stockholders’ equity was $547,000 as of March 31, 2025, as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, it was no longer in compliance with the $10,000,000 minimum stockholders’ equity requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(1)(A), and the Company, as of the date of the Notice, also did not meet the alternative compliance standards relating to the market value of the listed securities or the Company’s total assets and revenue.

On August 6, 2025, the Staff issued the Delisting Notice, indicating that the Company did not satisfy the Minimum Bid Price Requirement by the Compliance Date. Although on June 26, 2025, the Company submitted its plan to regain compliance with the Minimum Stockholders’ Equity Requirement, pursuant to Listing Rule 5810(d)(2), this deficiency became an additional basis for delisting, and as a result, the Company was not eligible for a second 180-day extension. The Company intends to request a hearing (the “Hearing”) before the Panel to appeal the determination by the Staff, and to present its plan to regain and sustain compliance with both the Minimum Bid Price Requirement and the Minimum Stockholders’ Equity Requirement. The Appeal will stay any delisting or suspension action of the Company’s listed shares contemplated by the Delisting Notice.

There is no guarantee that the Panel will grant an extension of the compliance period or that the outcome of the Hearing or the Appeal will be favorable to the Company.

Forward-Looking Statements

Certain of the statements made in this report are forward looking, such as those, among others, relating to the Company’s ability to regain compliance with the Minimum Bid Price Requirement and the Minimum Stockholders’ Equity Requirement and the Company’s intentions to submit an Appeal to the Panel within the required time period. Actual results or developments may differ materially from those projected or implied in these forward-looking statements. More information about the risks and uncertainties faced by the Company is contained under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on forward-looking statements which are current only as of the date hereof. Except as required by applicable law, the Company undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

10.1	Lease Agreement between BioAtla, Inc. and HCP Torreyana, LLC, as amended.					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101).	X

* Certain information in this exhibit or exhibits or schedules thereto has been omitted pursuant to Regulation S-K Item 601(a)(5) and/or Item 601(b)(10)(iv) because it is both (i) not material and (ii) the type that BioAtla, Inc. customarily and actually treats as private and confidential. An unredacted copy of the exhibit or schedule will be furnished on a supplemental basis to the SEC upon request; provided that BioAtla, Inc. may request confidential treatment for any exhibit or schedule so furnished.

† Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 7, 2025	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)