Form 10-Q
period 2025-09-30
BioAtla, Inc.
filed 2025-11-13
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39787

BIOATLA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1922320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11085 Torreyana Road, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 558-0708

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BCAB	The Nasdaq Capital Market

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

As of November 10, 2025 the number of shares of the registrant’s common stock outstanding was 58,792,088 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,320	$49,046
Prepaid expenses and other current assets	1,350	2,186
Total current assets	9,670	51,232
Property and equipment, net	324	678
Operating lease right-of-use asset, net	5,751	512
Other assets	163	—
Total assets	$15,908	$52,422
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses (includes related party amounts of $0 and $1,775, respectively)	$16,811	$13,704
Operating lease liabilities	1,173	836
Total current liabilities	17,984	14,540
Operating lease liabilities, less current portion	5,008	—
Liability to licensor	19,806	19,806
Warrant liability	4,347	3,811
Total liabilities	47,145	38,157
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2025 and December 31, 2024; 58,792,088 and 58,099,164 shares issued and outstanding at September 30, 2025 and December 31, 2024	6	6
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	504,619	500,298
Accumulated deficit	(535,862)	(486,039)
Total stockholders’ equity (deficit)	(31,237)	14,265
Total liabilities and stockholders’ equity (deficit)	$15,908	$52,422

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration and other revenue	$—	$11,000	$—	$11,000
Operating expenses:
Research and development expense (includes related party amounts of $0 for the three and nine months ended September 30, 2025 and $1,775 and $2,025 for the three and nine months ended September 30, 2024, respectively)	$9,539	16,395	$35,578	51,445
General and administrative expense	4,250	5,875	14,472	17,254
Total operating expenses	13,789	22,270	50,050	68,699
Loss from operations	(13,789)	(11,270)	(50,050)	(57,699)
Other income (loss):
Interest income	133	692	770	2,815
Loss on warrant liability	(2,119)	—	(536)	—
Other expense	(3)	(8)	(7)	(8)
Total other income (loss)	(1,989)	684	227	2,807
Net loss and comprehensive loss	$(15,778)	$(10,586)	$(49,823)	$(54,892)
Net loss per common share, basic and diluted	$(0.27)	$(0.22)	$(0.85)	$(1.14)
Weighted-average shares of common stock outstanding, basic and diluted	58,745,343	48,335,847	58,501,472	48,213,183

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2025	58,721,588	$6	$503,333	$(520,084)	$(16,745)
Stock-based compensation expense	—	—	1,292	—	1,292
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	70,500	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(6)	—	(6)
Net loss	—	—	—	(15,778)	(15,778)
Balance at September 30, 2025	58,792,088	$6	$504,619	$(535,862)	$(31,237)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2024	48,326,138	$5	$491,934	$(460,569)	$31,370
Stock-based compensation expense	—	—	2,194	—	2,194
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	19,395	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(10)	—	(10)
Net loss	—	—	—	(10,586)	(10,586)
Balance at September 30, 2024	48,345,533	$5	$494,118	$(471,155)	$22,968

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	58,099,164	$6	$500,298	$(486,039)	$14,265
Stock-based compensation expense	—	—	4,314	—	4,314
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	557,452	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	135,472	—	47	—	47
Taxes related to net share settlement of equity awards	—	—	(40)	—	(40)
Net loss	—	—	—	(49,823)	(49,823)
Balance at September 30, 2025	58,792,088	$6	$504,619	$(535,862)	$(31,237)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	48,077,599	$5	$486,930	$(416,263)	$70,672
Stock-based compensation expense	—	—	6,990	—	6,990
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	76,914	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	191,020	—	244	—	244
Taxes related to net share settlement of equity awards	—	—	(46)	—	(46)
Net loss	—	—	—	(54,892)	(54,892)
Balance at September 30, 2024	48,345,533	$5	$494,118	$(471,155)	$22,968

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(49,823)	$(54,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354	697
Change in fair value of warrant liability	536	—
Stock-based compensation	4,314	6,990
Changes in operating assets and liabilities:
Prepaid expenses and other assets	673	1,038
Accounts payable and accrued expenses	3,551	(10,284)
Accounts payable and accrued expenses - related parties	—	1,775
Right-of-use assets and lease liabilities, net	106	(477)
Net cash used in operating activities	(40,289)	(55,153)
Cash flows from financing activities
Payment of financing costs	(444)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	47	244
Payments for taxes related to net settlement of equity awards	(40)	(46)
Net cash provided by (used in) financing activities	(437)	198
Net decrease in cash and cash equivalents	(40,726)	(54,955)
Cash and cash equivalents, beginning of period	49,046	111,471
Cash and cash equivalents, end of period	$8,320	$56,516
Supplemental disclosure of non-cash investing and financing activities
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$5,999	$—

See accompanying notes.

BioAtla, Inc.

Notes to Unaudited Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

BioAtla, LLC was formed in Delaware in March 2007 and was converted to a Delaware corporation in July 2020 and renamed BioAtla, Inc. (the “Company”). The Company has a proprietary platform for creating biologics, including its conditionally active biologics (“CAB” or “CABs”). CABs have been designed to be active only under certain conditions found in diseased tissue, while remaining inactive in normal tissue. The Company is currently in clinical development of several CAB drug candidates including: its two lead CAB antibody drug conjugates (“CAB ADC”), mecbotamab vedotin (BA3011), a CAB ADC targeting AXL, and ozuriftamab vedotin (BA3021), a CAB ADC targeting ROR2; evalstotug (BA3071), a CAB anti-CTLA-4 antibody; and BA3182 (CAB-EpCAM x CAB-CD3), a CAB bispecific antibody targeting EpCAM.

Basis of Presentation

The unaudited condensed financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in its Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidates. As of September 30, 2025, the Company had an accumulated deficit of $535.9 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Revenue Recognition

The Company recognizes revenue in a manner that depicts the transfer of control of a product or service to a customer and reflects the amount of the consideration the Company is entitled to receive in exchange for such product or service. In doing so, the Company follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. The Company considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard.

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

A performance obligation is defined as a promise to transfer a product or a service to a customer. The Company identifies each promise to transfer a product or a service (or a bundle of products or services, or a series of products and services that are substantially the same and have the same pattern of transfer) that is distinct. A product or service is distinct if both (i) the customer can benefit from the product or the service either on its own or together with other resources that are readily available to the customer and (ii) Company’s promise to transfer the product or the service to the customer is separately identifiable from other promises in the contract. Each distinct promise to transfer a product or a service is a unit of accounting for revenue recognition. If a promise to transfer a product or a service is not separately identifiable from other promises in the contract, such promises should be combined into a single performance obligation.

The transaction price is the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, the Company considers the existence of any significant financing component, the effects of any variable elements, non-cash consideration and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, the Company must estimate the consideration it expects to receive and use that amount as the basis for recognizing revenue as the product or service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the most likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

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

The Company expenses incremental costs of obtaining and fulfilling a contract as incurred if the expected amortization period for the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized as contract assets if they are incremental to the contract and amortized to expense proportionate to revenue recognition of the underlying contract.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	As of September 30,
	2025	2024
Common stock warrants	9,679,158	—
Common stock options	5,871,489	6,217,492
Restricted stock units	2,523,000	1,567,081
ESPP shares	112,459	100,395
Total	18,186,106	7,884,968

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s financial statements during the nine months ended September 30, 2025.

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid research and development	$974	$1,739
Prepaid insurance	191	—
Other prepaid expenses and current assets	185	447
Total	$1,350	$2,186

Property and equipment consist of the following (in thousands):

	Useful life (years)	September 30, 2025	December 31, 2024
Furniture, fixtures and office equipment	3 - 7	$1,721	$1,721
Laboratory equipment	5	2,280	2,280
Leasehold improvements	2 - 3	3,680	3,680
		7,681	7,681
Less accumulated depreciation and amortization		(7,357)	(7,003)
Total		$324	$678

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$5,851	$1,902
Accrued compensation	2,422	2,726
Accrued research and development	8,029	8,033
Other accrued expenses	509	1,043
Total	$16,811	$13,704

3. Restructuring

In March 2025, the Company implemented a corporate restructuring, which included a reduction in force, designed to improve the Company’s operating model and cost structure.

In connection with the restructuring, the Company implemented a reduction in workforce of approximately 30%, which was initiated in the first quarter of 2025. The Company recorded restructuring costs of $0 and $0.6 million, during the three and nine months ended September 30, 2025, respectively, of which $0.5 million is included in research and development expense and $0.1 million is included in general administrative expense for the nine months ended September 30, 2025 in the condensed statements of operations and comprehensive loss. Restructuring costs primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. These benefits were fully paid out during the second quarter of 2025, and there is no remaining restructuring liability as of September 30, 2025.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,235	$—	$—	$8,235
Liabilities
Warrants	$—	$—	$4,347	$4,347

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$38,822	$—	$—	$38,822
Liabilities
Warrants	$—	$—	$3,811	$3,811

Cash Equivalents

Cash equivalents are comprised of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Warrant Liability

As of September 30, 2025, Level 3 liabilities include the warrant liability which resulted from warrants being issued on December 20, 2024 (as further described in Note 7), which did not meet the criteria for equity classification in accordance with Accounting Standards Codification (“ASC”) Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), and are therefore accounted for as liabilities at fair value.

The Company estimates the fair value of its warrants using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model.

The significant inputs used in the valuation models to measure the fair value of the warrants are as follows:

	Valuation Date
	September 30, 2025	December 31, 2024
Common stock price	$0.69	$0.59
Risk-free rate	3.72%	4.40%
Expected term (in years)	4.72	5.47
Expected volatility	97.3%	94.6%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 liabilities for the year ended September 30, 2025 (in thousands):

Warrant Liability
Balance at December 31, 2024	$3,811
Change in fair value of warrant liability	536
Balance at September 30, 2025	$4,347

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

The components of lease expense included in the Company’s condensed statements of operations and comprehensive loss include (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$359	$261	$951	$782
Variable lease expense	87	159	482	530
Total lease expense, net	$446	$420	$1,433	$1,312

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three and nine months ended September 30, 2025 and 2024.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of September 30,
	2025	2024
Weighted average remaining lease term (in years)	5.2	0.75
Weighted average discount rate percentage	9.00%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating leases	$-	$425	$845	$1,260

Maturities of operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Operating lease
Three months ending December 31, 2025	122
2026	1,484
2027	1,528
2028	1,574
2029	1,621
Thereafter	1,529
Total future lease payments	7,858
Less: imputed interest	(1,677)
Total operating lease liabilities	$6,181

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

7. Stockholders’ Equity

December 2024 Offering and Warrant Issuance

In December 2024, the Company closed on an offering (the “December 2024 Offering”) of 9,679,158 shares of common stock at a price of $0.9520 per share with accompanying warrants to purchase up to 9,679,158 shares of common stock, which have an exercise price of $1.19 per share (the “Warrants”). The gross proceeds from the December 2024 Offering were approximately $9.2 million, before deducting $0.7 million of placement agent fees and other offering expenses payable by the Company. As discussed in Note 4, the Company recorded a liability at fair value related to the issuance of the Warrants, with changes in fair value each reporting period recognized as a component of other income (loss) in the Company’s unaudited condensed statements of operations and comprehensive loss. The accompanying Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 9,679,158 Warrants outstanding and exercisable at September 30, 2025.

2020 Equity Incentive Plan

The Company may grant awards of common stock under the 2020 Equity Incentive Plan (the “2020 Plan”) to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of September 30, 2025 and December 31, 2024, the total number of common shares authorized for issuance under the 2020 Plan was 12,273,892 and 10,735,431, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by a number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31 and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$491	$1,071	$1,833	$3,314
General and administrative	801	1,123	2,481	3,676
Total	$1,292	$2,194	$4,314	$6,990

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the nine months ended September 30, 2025:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2024	1,553,000	$2.48
Granted	1,863,000	$0.32
Vested	(644,995)	$2.36
Forfeited	(248,005)	$1.09
Outstanding at September 30, 2025	2,523,000	$1.05

As of September 30, 2025, total unrecognized stock-based compensation expense for RSUs was $2.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the nine months ended September 30, 2025:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2024	6,096,046	$7.65	7.59	$—
Forfeited	(149,159)	$5.55
Expired	(75,398)	$8.48
Balance at September 30, 2025	5,871,489	$7.69	6.68	$—
Vested and expected to vest at September 30, 2025	5,871,489	$7.69	6.68	$—
Exercisable at September 30, 2025	4,618,743	$8.65	6.52	$—

As of September 30, 2025, total unrecognized stock-based compensation cost for unvested common stock options was $3.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.31 years. There were no stock options granted during the nine months ended September 30, 2025. The total fair value of options vested during the nine months ended September 30, 2025 was $3.4 million. Upon option exercise, the Company issues new shares of its common stock.

Employee Stock Purchase Plan (“ESPP”)

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of September 30, 2025 and December 31, 2024, a total of 3,035,873 shares and 2,281,600 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company issued 135,472 and 191,020 shares of common stock under the ESPP during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, 2,310,693 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2025 and 2024 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	September 30, 2025	December 31, 2024
Warrants for the purchase of common stock	9,679,158	9,679,158
Common stock options and restricted stock units issued and outstanding	8,394,489	7,649,046
Awards available for future issuance under the 2020 Plan	1,302,358	1,154,335
Awards available for future issuance under the ESPP	2,310,693	1,691,892
Total common stock reserved for future issuance	21,686,698	20,174,431

8. Collaboration, License and Option Agreements

Global Co-Development and Collaboration Agreement with BeOne Medicines

In April 2019, the Company entered into a Global Co-Development and Collaboration agreement (the “BeOne Collaboration”) with BeOne Medicines Ltd., formerly BeiGene Ltd. (“BeOne”), for the development, manufacturing and commercialization of evalstotug (BA3071). The BeOne Collaboration was amended several times between 2019 and 2021 and the Company received a total of $25.0 million in non-refundable payments from BeOne during that time.

In November 2021, the BeOne Collaboration was terminated, subject to survival of certain provisions, and BeOne handed back rights to know-how and materials received under the amended BeOne Collaboration. As a result, the Company is responsible for the global development and commercialization of evalstotug. As consideration for this amendment, the Company agreed to pay BeOne mid-single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of evalstotug. The Company reclassified its then remaining $19.8 million of deferred revenue as a long-term liability which is expected to settle as licensing payments are made to BeOne in accordance with the resulting amendment. In the event the license is terminated, the liability will be extinguished with no further payment to BeOne.

The Company did not recognize any revenue related to the collaboration agreement with BeOne during the three and nine months ended September 30, 2025 and 2024. The Company had a $19.8 million liability to licensor as of September 30, 2025 and December 31, 2024.

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

All variable consideration remains fully constrained as of September 30, 2025. Further, the Company determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer.

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

The Company did not recognize any revenue related to the Context License Agreement for the three and nine months ended September 30, 2025. The Company recognized $11.0 million of revenue related to the Context License Agreement for the three and nine months ended September 30, 2024, included in Collaboration and Other Revenue.

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

For the three and nine months ended September 30, 2025, the Company did not recognize any expense related to the transactions with Himalaya, compared to $1.8 million and $2.0 million for the three and nine months ended September 30, 2024. The Company did not have any amounts due to Himalaya as of September 30, 2025.

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

The following table provides R&D expenses by program with a reconciliation to net loss for the periods indicated, which are regularly reviewed by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Collaboration and other revenue	$—	$11,000	$—	$11,000
Program expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$1,315	2,770	$7,307	11,603
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	824	2,593	4,109	7,157
Evalstotug, BA3071 (CAB CTLA-4)	734	2,095	3,958	7,150
BA3182 (CAB EpCAM x CAB CD3)	2,384	1,352	5,460	3,728
Other CAB Programs	974	2,615	2,773	5,873
Total program expenses	6,231	11,425	23,607	35,511
Personnel and related	2,109	2,970	7,712	9,740
Equity-based compensation	491	1,071	1,833	3,314
Facilities and other	708	929	2,426	2,880
Total research and development expenses	9,539	16,395	35,578	51,445
General and administrative expenses
Personnel and related	1,577	1,951	5,257	5,857
Equity-based compensation	801	1,123	2,481	3,676
Facilities and other	1,872	2,801	6,734	7,721
Total general and administrative expenses	4,250	5,875	14,472	17,254
Interest and other income (loss)	(1,989)	684	227	2,807
Net loss and comprehensive loss	$(15,778)	$(10,586)	$(49,823)	$(54,892)

12. Subsequent Events

In November 2025, the Company received the first $2 million milestone payment under the Context License Agreement for progress with their CAB-Nectin-4 x CD3 TCE.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $15.8 million and $49.8 million for the three and nine months ended September 30, 2025, respectively, compared to $10.6 million and $54.9 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $535.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including conducting clinical trials and the regulatory approval process for our product candidates, as well as identifying and designing product candidates and conducting preclinical studies. We expect our expenses, and the potential for losses, to be variable as we focus development efforts on selected assets and indications. We expect research and development expenses to decrease in the near term as we complete our Phase 2 trials for certain indications. We have recently implemented certain initiatives to lower cost and extend our cash runway, including a restructuring in March 2025 that included a 30% workforce reduction, and a reduction in our lease footprint by almost half in June 2025.

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

As of September 30, 2025, our cash and cash equivalents totaled approximately $8.3 million. Accordingly, based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents may not to be sufficient to fund our ongoing operations for a period of at least twelve months from the date the financial statements included in this report are issued, and these circumstances raise substantial doubt about our ability to continue as a going concern.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

The Company has entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 8 to our financial statements). In September 2024, the Company licensed BA3362, a Nectin-4 x CD3 T cell engaging bispecific antibody, to Context Therapeutics (“Context”). We did not recognize any revenue during the three and nine months ended September 30, 2025, related to the licensing agreement with Context. We recognized revenue of $11.0 million during the three and nine months ended September 30, 2024, related to the licensing agreement with Context. In November 2025, the Company received the first $2 million milestone payment under the License Agreement (the “Context License Agreement”) with Context. In addition, Context is funding supplementary preclinical research by BioAtla to support their pre-IND process, where Context has publicly indicated that the IND filing will be completed in Q2 of 2026.

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

Loss on warrant liability

Loss on warrant liability relates to the changes in the fair value of our liability-classified warrants to purchase common stock.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)
Collaboration and other revenue	$—	$11,000	$(11,000)
Operating expenses:
Research and development	9,539	16,395	(6,856)
General and administrative	4,250	5,875	(1,625)
Total operating expenses	13,789	22,270	(8,481)
Loss from operations	(13,789)	(11,270)	(2,519)
Other income (loss):
Interest income	133	692	(559)
Loss on warrant liability	(2,119)	—	(2,119)
Other expense	(3)	(8)	5
Total other income (loss)	(1,989)	684	(2,673)
Net loss and comprehensive loss	$(15,778)	$(10,586)	$(5,192)

Collaboration and Other Revenue

There was no revenue recognized during the three months ended September 30, 2025. Collaboration and other revenue for the three months ended September 30, 2024 was $11.0 million and consisted of revenue recognized under the Context License Agreement. See Note 8 to our financial statements for further details regarding collaboration and licensing agreements.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$1,315	$2,770	$(1,455)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	824	2,593	(1,769)
Evalstotug, BA3071 (CAB CTLA-4)	734	2,095	(1,361)
BA3182 (CAB EpCAM x CAB CD3)	2,384	1,352	1,032
Other CAB Programs	974	2,615	(1,641)
Total external expenses	6,231	11,425	(5,194)
Personnel and related	2,109	2,970	(861)
Equity-based compensation	491	1,071	(580)
Facilities and other	708	929	(221)
Total research and development expenses	$9,539	$16,395	$(6,856)

Research and development expenses were $9.5 million and $16.4 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of approximately $6.9 million was primarily driven by a $4.7 million decrease in program development costs for our clinical programs due to lower enrollment and lower overall expense as we complete Phase 2 trials for mecbotamab vedotin, ozuriftamab vedotin, and evalstotug, a $1.8 million decrease in related party expense incurred in connection with our licensing agreement with Context Therapeutics in September 2024, a $0.9 million decrease in headcount related expenses due to the reduction in force announced in March 2025, and a $0.6 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan. This was partially offset by a $1.1 million increase in development costs for our ongoing Phase 1 trial for our EpCAM program.

General and Administrative Expense

General and administrative expenses were $4.3 million and $5.9 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $1.6 million was primarily driven by a $0.8 million decrease in consulting and professional fees related to the closing of our Context License agreement in September 2024, a $0.4 million decrease in headcount related costs due to the reduction in force announced in March 2025, a $0.3 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.1 million decrease in depreciation expense.

Interest Income

Interest income was $0.1 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.6 million was due to lower cash and cash equivalents and lower interest rates during same period in 2024.

Loss on warrant liability

Loss on warrant liability was $2.1 million and $0 for the three months ended September 30, 2025 and 2024, respectively. The $2.1 million loss was due to the change in fair value of the warrants we issued in December 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)
Collaboration and other revenue	$—	$11,000	$(11,000)
Operating expenses:
Research and development	35,578	51,445	(15,867)
General and administrative	14,472	17,254	(2,782)
Total operating expenses	50,050	68,699	(18,649)
Loss from operations	(50,050)	(57,699)	7,649
Other income (loss):
Interest income	770	2,815	(2,045)
Loss on warrant liability	(536)	—	(536)
Other expense	(7)	(8)	1
Total other income (loss)	227	2,807	(2,580)
Net loss and comprehensive loss	$(49,823)	$(54,892)	$5,069

Collaboration and Other Revenue

There was no revenue recognized during the nine months ended September 30, 2025. Collaboration and other revenue for the nine months ended September 30, 2024 was $11.0 million and consisted of revenue recognized under the Context License Agreement. See Note 8 to our financial statements for further details regarding collaboration and licensing agreements.

Research and Development Expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$7,307	$11,603	$(4,296)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	4,109	7,157	(3,048)
Evalstotug, BA3071 (CAB CTLA-4)	3,958	7,150	(3,192)
BA3182 (CAB EpCAM x CAB CD3)	5,460	3,728	1,732
Other CAB Programs	2,773	5,873	(3,100)
Total external expenses	23,607	35,511	(11,904)
Personnel and related	7,712	9,740	(2,028)
Equity-based compensation	1,833	3,314	(1,481)
Facilities and other	2,426	2,880	(454)
Total research and development expenses	$35,578	$51,445	$(15,867)

Research and development expenses were $35.6 million and $51.4 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of approximately $15.9 million was primarily driven by a $11.9 million decrease in program development costs primarily due to a $10.5 million decrease for our clinical programs due to lower enrollment and lower overall expense as we complete Phase 2 trials for mecbotamab vedotin, ozuriftamab vedotin, and evalstotug, a $3.1 million decrease in costs for our Other CAB Programs due to a $2.0 million decrease in related party expense incurred in connection with our licensing agreement with Context Therapeutics in September 2024, and a $1.1 million decrease in development costs for our pre-clinical programs, partially offset by a $1.7 million increase in development costs for our ongoing Phase 1 trial for our EpCAM program. The remaining decrease in research and development expenses was due to a $2.0 million decrease in personnel-related expense due to lower headcount including the impact of the reduction in force announced in March 2025, a $1.5 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.4 million decrease in facility related costs.

General and Administrative Expense

General and administrative expenses were $14.5 million and $17.3 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of approximately $2.8 million was primarily driven by a $1.2 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, a $0.7 million decrease in consulting and professional fees related to closing of our Context License agreement in September 2024, a $0.6 million decrease in headcount related to the reduction in force announced in March 2025, and a $0.2 million decrease in insurance primarily due to lower D&O insurance premiums.

Interest Income

Interest income was $0.8 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $2.0 million was due to lower cash and cash equivalents and lower interest rates during same period in 2024.

Loss on warrant liability

Loss on warrant liability was $0.5 million and $0 million for the nine months ended September 30, 2025 and 2024, respectively. The $0.5 million loss was due to the change in fair value of the warrants we issued in December 2024.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of September 30, 2025, we had cash and cash equivalents of $8.3 million.

In December 2024, the Company closed on an offering (the “December 2024 Offering”) of 9,679,158 shares of common stock at a price of $0.9520 per share with accompanying warrants to purchase up to 9,679,158 shares of common stock, which have an exercise price of $1.19 per share (the “Warrants”). The gross proceeds from the December 2024 Offering were approximately $9.2 million, before deducting $0.7 million of placement agent fees and other offering expenses payable by the Company. The accompanying Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 9,679,158 Warrants outstanding and exercisable at September 30, 2025.

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

Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including the government shutdown that began October 1, 2025, tariffs and trade disputes with other countries, inflation, high interest rates, growing recession risks, supply chain disruptions, and geopolitical tensions and disruptions, including US and EU sanctions on Russian oil and gas, the ongoing conflict between Russia and Ukraine, the wars between Israel and the terrorist groups Hamas and Hezbollah and escalating conflict and tensions with Iran, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through additional reductions in staff and delay, scale back or stop certain research and development programs.

Cash flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(40,289)	$(55,153)
Financing activities	(437)	198
Net decrease in cash and cash equivalents	$(40,726)	$(54,955)

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $40.3 million, which consisted of a net loss of $49.8 million, a net change of $4.3 million in our operating assets and liabilities and $5.2 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $3.6 million, a decrease in prepaid expenses and other assets of $0.7 million, and a net decrease in operating lease right-of-use assets and lease liabilities of $0.1 million. The non-cash transactions primarily consisted of $4.3 million of stock-based compensation, $0.5 million related to the change in fair value of the warrant liability, and $0.4 million related to depreciation and amortization.

Net cash used in operating activities for the nine months ended September 30, 2024 was $55.2 million, which consisted of a net loss of $54.9 million, a net change of $7.9 million in our operating assets and liabilities and $7.7 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $8.5 million and a net decrease in operating lease right-of-use assets and lease liabilities of $0.5 million, partially offset by a decrease in prepaid expenses and other assets of $1.0 million. The non-cash transactions primarily consisted of $7.0 million of stock-based compensation and non-cash charges of $0.7 million related to depreciation and amortization.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2025, consisting primarily of the payment of financing costs in connection with the December 2024 offering and the payment of taxes related to the net settlement of restricted stock units, partially offset by the proceeds from the issuance of common stock under the ESPP and the 2020 Plan.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted.
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
•
We may seek Fast Track designation for one or more of our product candidates but we might not receive such designation and, even if granted, such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive regulatory approval.
•
Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
•
There is substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, including its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory review and approval of our product candidates, which would negatively impact our business.
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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $69.8 million and $123.5 million for the years ended December 31, 2024 and 2023, respectively. For the nine months ended September 30, 2025 and 2024, our net losses were $49.8 million and $54.9 million, respectively. As of September 30, 2025, we had an accumulated deficit of $535.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses will begin to decrease as we complete enrollment for certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we will continue to incur significant expenses in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for mecbotamab vedotin, ozuriftamab vedotin, evalstotug, and BA3182. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

We plan to use our existing cash and cash equivalents to fund the research and development of our product candidates and development programs and to fund working capital and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of our ongoing and planned clinical trials for mecbotamab vedotin, ozuriftamab vedotin, evalstotug, and BA3182;
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

We have incurred significant operating losses to date and expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the development of our CAB technology platform and our CAB product candidates. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern for the 12 months from the date that our financial statements included elsewhere in this Annual Report are issued. As a result, our independent public accounting firm included an explanatory paragraph regarding the same in its report on our Annual Report. Our financial statements as of September 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2025, we had approximately $8.3 million in cash and cash equivalents. Based upon our current operating plan and assumptions, we estimate that our cash and cash equivalents will enable us to fund our operations into the first half of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
delays in submitting Investigational New Drug applications (“INDs”) or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or institutional review boards (“IRBs”), to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
•
unfavorable FDA or other regulatory authority inspection and review of a clinical trial site;
•
deficiencies in our third-party manufacturers’ manufacturing processes or facilities;
•
success or further approval of competitor products approved in indications in which we undertake development of our product candidates, which may change the standard of care or change the standard for approval of our product candidates in our proposed indications;
•
failure of any third-party contractors, investigators or CROs, to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•
delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology or product candidates in particular; or
•
varying interpretations of data by the FDA and comparable foreign regulatory authorities, including the EMA.

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

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA will agree with our clinical trial plans, and we cannot assure you that the FDA will agree that the results from our trials will be sufficient to support approval of any of our product candidates. For example, the objective response rates on our primary endpoints may not be sufficient, we may not demonstrate a sufficient duration of response, or there may be limitations with the total sample size of our studies and dose selection strategy. Recently, the FDA has increasingly scrutinized oncology clinical trial results where a substantial portion of the enrollment took place outside the U.S. on the basis that the results from these sites are not applicable to the U.S. population due at least in part to choice of comparator. While we intend to enroll sufficient numbers of U.S. patients to address these concerns, the FDA may disagree and question the applicability of the clinical trial results to the U.S. population. To the extent that the results of the trials are not satisfactory to the FDA, EMA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

Furthermore, there have been in the past, and may be in the future, investigator-initiated clinical trials using our investigational products. We do not control the design or administration of these or any other investigator-initiated trials that may be conducted, nor the submission or approval of any IND or foreign equivalent required to conduct any such trials. Any investigator-initiated trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA, EMA or comparable foreign regulatory authorities. To the extent the results of these or other investigator-initiated trials are inconsistent with, or different from, the results of our ongoing or planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a comparable foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-initiated trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

We are substantially dependent on the success of our patented CAB technology platform, and our future success depends heavily on the successful development of this platform.

We use our CAB technology platform to develop product candidates for cancer. Any failures or setbacks involving our CAB technology platform, including adverse events, could have a detrimental impact on all of our product candidates and our research pipeline. For example, we may uncover a previously unknown risk associated with CABs or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, necessitate additional clinical testing or result in the failure to obtain, regulatory approval. If our CAB technology is not safe in certain product candidates, we could be required to abandon or redesign all of our current product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We focus our product candidate development on therapeutic CAB antibodies for the treatment of various oncology indications, such as sarcoma, non-small cell lung cancer (“NSCLC”), melanoma, colorectal carcinoma, and head and neck cancer among others. Our projections of addressable patient populations that may benefit from treatment with our product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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
•
limitations or warnings contained in any labeling approved by the FDA, EMA or comparable foreign regulatory authorities;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board (“DSMB”), for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to several factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or lost. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or comparable foreign regulatory authorities and potential product liability claims. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented their further development. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

In our clinical trials for our antibody-drug conjugates mecbotamab vedotin and ozuriftamab vedotin, we have observed adverse events such as reversible myelosuppression, transient liver enzyme elevations, pyrexia, or fever, metabolic disturbances and peripheral neuropathy. In our clinical trial for evalstotug, we have observed infusion-related reactions, cytokine release syndrome, and immune-related adverse events. In our clinical trial for BA3182, we have observed reversible non-febrile neutropenia, diarrhea, cytokine release syndrome, and transient liver enzyme and bilirubin elevations. We may also observe undesirable side effects in clinical trials for our other product candidates.

For our current and future clinical trials, we have contracted with and expect to continue to contract with CROs experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, they may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA, EMA or comparable foreign regulatory authorities delaying, suspending or terminating one or more of our clinical trials and which could jeopardize regulatory approval.

Further, clinical trials by their nature test product candidates in only samples of the potential patient populations. With a limited number of patients and limited duration of exposure in such trials, rare and severe side effects of our product candidates may not be uncovered until a significantly larger number of patients are exposed to the product candidate. For example, while we believe that mecbotamab vedotin, ozuriftamab vedotin, evalstotug, and BA3182 have demonstrated manageable tolerability profiles thus far, we cannot assure you that these and our other product candidates will not cause more severe side effects in a greater proportion of patients.

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

If use of a companion diagnostic test is determined to be essential for the safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, then the FDA generally will require approval or clearance of that companion diagnostic before or at the same time that the FDA approves our product candidates, if at all. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a premarket approval (“PMA”) for that diagnostic simultaneously with approval of the therapeutic. The process of obtaining or creating such diagnostic and obtaining a PMA is time-consuming and costly and a delay in diagnostic approval could delay drug approval. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. For example, we have in the past explored predictive biomarkers, such as the Tumor Membrane Percent Score (“TmPS”), which measures AXL and ROR2 expression levels on the tumor membrane, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin. Currently, patients with negative or only 1% TmPS scores appear to have experienced clinical benefit in our ongoing clinical trials. However, if the AXL and/or ROR2 TmPS scores predict those most likely to experience clinical benefit, we may be required to pursue the further use of a companion diagnostic in our mecbotamab vedotin or ozuriftamab vedotin clinical trials, and the available market for mecbotamab vedotin or ozuriftamab vedotin, both in patient numbers and patient acceptance of the protocol, could be limited. In addition, we expect to rely on third parties for the design, development and manufacture of companion diagnostic tests for any of our product candidates that require such tests.

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

The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), enacted as part of the Affordable Care Act (the “ACA”), created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product referencing an exclusivity-protected product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product referencing an exclusivity-protected biological product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full Biologics License Application (“BLA”) for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our product candidates.

There is a risk that any product candidates we may develop that are approved by FDA as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated.

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

Our common stock is currently listed on The Nasdaq Capital Market. The Nasdaq Capital Market has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market.

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

On August 6, 2025, the Staff issued a delist determination to the Company, indicating that the Company did not satisfy the Minimum Bid Price Requirement by the Compliance Date. Although on June 26, 2025, the Company submitted its plan to regain compliance with the Minimum Stockholders’ Equity Requirement, pursuant to Listing Rule 5810(d)(2), this deficiency became an additional basis for delisting, and as a result, the Company was not eligible for a second 180-day extension.

On September 9, 2025, the Company presented to the Nasdaq Listing Qualifications Panel (the “Panel”) its plan to regain and sustain compliance (the “Compliance Plan”) that is aligned with the Company’s business objectives and current operating plan and requested an extension to regain compliance with the Minimum Bid Price Requirement and the Minimum Stockholders’ Equity Requirement. The Compliance Plan that was presented to Nasdaq included a discussion of expected near term corporate events, including expected clinical developments and planned data readouts, as well as potential transactions, including the status of potential strategic partnerships.

On September 16, 2025, the Company received a written notification from the Panel confirming that the Panel has granted the Company’s request for continued listing on Nasdaq, provided that the Company, (i) on or before September 26, 2025, files an application with the Listing Qualifications department to transfer to The Nasdaq Capital Market; (ii) on or before December 31, 2025, demonstrates compliance with the Minimum Stockholders’ Equity Requirement; and (iii) on or before February 2, 2026, demonstrates compliance with the Minimum Bid Price Requirement.

On September 18, 2025, the Company submitted its application to transfer to The Nasdaq Capital Market. No assurance can be given that the Company will meet the Minimum Bid Price Requirement prior to the February 2, 2026 deadline. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of the Company’s common stock.

Any delisting of our common stock could adversely affect the market liquidity of our common stock, and the market price of our common stock could decrease. In addition, delisting of our common stock could result in the loss of confidence by investors and adversely affect our ability to raise capital on terms acceptable to us, or at all, and would also make it more difficult for our stockholders to sell or purchase our common stock when they wish to do so. If delisted, we will likely trade on the OTC Markets system, which could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and may lead to a reduction in coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

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

We have not completed any large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other comparable foreign regulatory authority. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and numerous other factors including the substantial discretion of regulatory authorities. The standards that the FDA and its foreign counterparts, including the EMA, use when regulating us and our existing or future collaborators require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which was an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. More recently, as part of the Food and Drug Omnibus Reform Act (“FDORA”), sponsors will be required to submit Diversity Action Plans (“DAPs”) for Phase 3 studies or other pivotal studies of new drugs. DAPs must include the sponsor’s goals for enrollment for such studies, disaggregated by age group, sex, and racial and ethnic demographic characteristics of clinically relevant study populations; the sponsor’s rationale for such goals; and an explanation of how the sponsor intends to meet such goals. Actions taken in the early days of the new presidential administration have created significant uncertainty as to whether Project Equity will continue and whether the statutory requirements related to DAPs will be implemented by FDA in the near future or at all. We are considering these and other policy changes as they relate to our programs.

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

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. For example, we received feedback from the FDA in September 2025 on the design of our planned Phase 3 trial of ozuriftamab vedotin for the treatment of oropharyngelal squamous cell carcinoma to support potential accelerated approval. We cannot assure you that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, we cannot assure you that after subsequent FDA feedback we will continue to pursue accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, we cannot assure you that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type.

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the anticipated clinical benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit.

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

We may seek Fast Track designation for one or more of our product candidates but we might not receive such designation and, even if granted, such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive regulatory approval.

In July 2024, the FDA granted Fast Track designation for ozuriftamab vedotin in recurrent or metastatic squamous cell carcinoma of the head and neck (“SCCHN”), and we may seek Fast Track designation in the future for other product candidates. If a drug is intended for the treatment of a serious or life-threatening disease and the drug demonstrates the potential to address unmet medical needs for this disease, the drug may qualify for Fast Track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if product candidates do receive Fast Track designation, as ozuriftamab vedotin has in recurrent or metastatic SCCHN, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from its clinical development programs. Many drugs that have received Fast Track designation have failed to obtain approval, and there can be no assurance that such Fast Track designation would lead to a faster development or regulatory review or approval process, or increase the likelihood of receiving regulatory approval.

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

In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other comparable foreign regulatory authorities, including for continued compliance with cGMP requirements. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of the product;
•
withdrawal of the product from the market or voluntary or mandatory product recalls;

•
fines, warning or untitled letters or holds on clinical trials;
•
delay of approval or refusal by the FDA or comparable foreign regulatory authorities in other jurisdictions to approve pending applications or supplements to approved applications filed by us, our current collaborator or any future strategic partners;
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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. For example, in the United States, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. State Medicaid agencies and Medicaid managed care plans make coverage and payment decisions under Medicaid within federal guidelines. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation (“MFN”) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. HHS is currently developing a proposed rule to establish a demonstration model under the auspices of CMS’s Center for Medicare and Medicaid Innovation that will require MFN pricing, but the proposed rule has not yet been published, so it is not yet known which drugs will be covered, how long the model will be in effect, or how pricing will be determined. If that rule or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs that were reduced by MFN pricing. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

There may be significant delays in obtaining reimbursement for newly approved drugs or therapeutic biologics, and coverage may be more limited than the purposes for which the drug or therapeutic biologic is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for reimbursement does not guarantee that any drug or therapeutic biologic will be reimbursed in all cases or at a rate that permits us to cover our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs or therapeutic biologics, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower-cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected, and our ability to commercialize such products, once approved, could be materially impaired.

The FDA and other comparable foreign regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other comparable foreign regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other comparable foreign regulatory authorities as reflected in the product’s approved labeling. For example, if we receive marketing approval for mecbotamab vedotin as a treatment for mKRAS NSCLC, and we are found to have promoted off-label uses, we may become subject to significant liability. Physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved labeling. Moreover, although we believe that our product candidates may be safer or more effective than other therapies, unless we conduct head-to-head comparative studies, we will not be able to make any claims of superiority. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition, results of operations and prospects.

Disruptions at the FDA, the SEC and other government agencies caused by, among other factors, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Similar consequences would also result in the event of a significant shutdown of the federal government. For example, over the last several years, including for 35 days beginning on December 22, 2018, and most recently beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical employees and stop critical activities to the extent they are not funded by existing available user fees. Additionally, starting in January 2025, the new Trump administration has reduced the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations.

If a prolonged government shutdown occurs, including if the current government shutdown does not end soon, if funding for the FDA, including for user-fee funded activities or other federal agencies (including their workforce) is reduced or exhausted, if global health concerns prevent the FDA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the volume of applications to the FDA or comparable foreign regulatory authorities for new product candidates increases materially, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, and could even result in a complete cessation of such activities until appropriations legislation or a continuing resolution is passed, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development, and possibly in the future commercialization, efforts following the inauguration of President Trump in January 2025. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. Moreover, the new Administration has paused payments by, reduced the budget of, and terminated grants provided by the National Institutes of Health (“NIH”) as related to its funding for medical research, which has decreased, and may continue to decrease, the ability of facilities that rely on NIH funding to enroll and conduct clinical trials. Some of these actions have been challenged in court and there remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affects us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we or our collaborators become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

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

Later healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition is excluded from the IRA’s price negotiation requirements, as long as it is approved only for an indication within that disease or condition. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced premium subsidies for lower income individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, but those subsidies are set to expire at the end of 2025 unless they are extended by Congress. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in several lawsuits. Thus, while it is unclear how certain provisions of the IRA will be implemented, the IRA will likely have a significant impact on the pharmaceutical industry. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the current administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

On July 4, 2025, President Trump signed into law the One Beautiful Bill Act (“OBBBA”), which, among other things, contains a number of provisions designed to reduce the number of Americans insured under Medicaid and health exchange plans established under the 2010 Affordable Care Act. The provisions intended to reduce Medicaid enrollment include a work requirement, under which applicants and current beneficiaries will be required to demonstrate that they are engaged for at least 80 hours per month in work, community service, an educational program, or some combination of these. Parents and caregivers of dependent children 13 years old or less and certain other beneficiaries are exempted. In addition, the OBBBA establishes more frequent eligibility verification requirements, restrictions on how states can finance their share of Medicaid, elimination of coverage for undocumented immigrants, and elimination of coverage for gender affirming care and certain family planning clinics. A Congressional Budget Office (“CBO”) analysis of the Act estimates that 7.8 million adults will lose Medicaid coverage by 2034, of which 5.2 million will be due to the work requirement. In addition, the OBBBA makes changes to the ACA insurance marketplaces, including, among other measures, greater limitations on enrollment periods, which will result in an additional 3.6 million Americans being uninsured by 2034 according to CBO’s estimate. These significant decreases in the numbers of insured Americans will reduce the ability of patients, especially those of modest means, to afford medications, which could reduce the demand for our products.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and the FDA authorized the first such plan in Florida in January 2024, which has been extended until November 2025. It is unclear whether this program will be extended, how it will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, in cash or in kind to induce or reward, or in return for, either the referral of an individual, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the U.S. federal false claims and civil monetary penalties laws, including the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•
the Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers;
•
the U.S. Practitioner Payments Sunshine Act created under the ACA, and its implementing regulations, which require that certain manufacturers of drugs, devices, medical supplies and therapeutic biologics that are reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs report annually to the Department of Health and Human Services information related to certain payments and other transfers of value to physicians, as defined by such law, physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require that pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and information related to drug pricing, including price increases. Certain state and local laws also require the registration of pharmaceutical sales representatives.

Foreign and state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the EU is governed by the General Data Protection Regulation (“GDPR”) which extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we possess and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. We comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine and penalize violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Ongoing developments in the United Kingdom have created additional uncertainty regarding personal data transfers from the European Economic Area (“EEA”) to the United Kingdom following the termination of the personal data transfer grace period set out in the EU and United Kingdom Trade and Cooperation Agreement, which ended on June 30, 2021. It is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. Moreover, in July 2020 the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), as modified by the California Privacy Rights Act of 2020 (“CPRA”), creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. In addition, Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

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

Even if we receive marketing and commercialization approval of a product candidate, we will be subject to continuing regulatory requirements, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the United States and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and comparable foreign regulatory authorities, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We rely, and expect we will continue to rely, on third-party manufacturers, and we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning or untitled letters, holds on clinical trials, delay of approval or refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunctions, civil penalties and criminal prosecution.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

Our future financial performance and our ability to successfully develop and, if approved, commercialize mecbotamab vedotin, ozuriftamab vedotin, evalstotug, BA3182, and any future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. In addition, as a smaller organization, we may face limitations in our ability to successfully implement and manage our plans and strategies due to resource constraints and limited personnel. These limitations may hinder our ability to execute multiple initiatives simultaneously, respond quickly to market or regulatory changes, and effectively compete with larger organizations that have greater resources and infrastructure. If we are unable to overcome the challenges associated with operating as a smaller organization, our business, financial condition, and results of operations could be materially and adversely affected.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may violate (intentionally or unintentionally) our internal processes and procedures, or engage in misconduct or other illegal activity. Such actions could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (1) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, including cGMP requirements, (3) data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad or (4) laws that require the true, complete and accurate reporting of financial information or data or (5) company policies on the use of social media and disclosure of confidential information. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify, prevent and deter these activities and/or misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such actions, including fraud or other misconduct, even if none occurred. If any such actions are instituted against us, we may incur significant costs to respond, and if we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. The increasing adoption of AI tools and platforms introduces additional risks, including the potential for unauthorized access to proprietary information, generation of inaccurate or misleading content, and exposure to new cybersecurity threats. AI-generated outputs may also inadvertently violate regulatory requirements or intellectual property rights, which could result in legal liability or reputational harm. As AI technologies evolve rapidly, it may be challenging to anticipate and mitigate all associated risks, and our existing controls may not be sufficient to address emerging threats. Any failure to effectively manage AI-related risks could have a material adverse effect on our business, financial condition, and results of operations.

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

We do some business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation targeting China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, a version of which was introduced in Congress in 2024 and passed by the House of Representatives but was not passed by the Senate. A revised version of the bill was recently passed by the Senate but will be subject to the reconciliation process. A substantially similar bill could be reintroduced in Congress in the future, which could, among other things, prohibit U.S. federal procurement of biotechnology equipment or services produced or provided by Chinese “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. There is significant uncertainty regarding the ultimate form and impact of such initiatives.

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

Furthermore, changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China, could have a material adverse effect on our business and financial results. The impact of these tariffs is subject to several factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Under the current U.S. administration, there is significant and increasing uncertainty about the future relationship between the United States, China, and other exporting countries, including with respect to trade policies, treaties, government regulations, and tariffs. On April 9, 2025, President Trump announced a pause to previously announced tariffs on most countries for 90 days while the United States works with its trade partners to negotiate new trade agreements. On May 12, 2025, a new executive order was issued by President Trump to (i) suspend the previously imposed 34% reciprocal tariff on imports from China for a period of 90 days, through approximately August 12, 2025; (ii) eliminate the retaliatory tariff increases imposed on April 8 and April 9, which had raised the reciprocal tariff rate from 34% to 125%; and (iii) reinstate the 10% baseline tariff on imports originating from China, Hong Kong, and Macau for the duration of the 90-day period. On July 7, 2025, President Trump delayed imposition of new tariff rates until August 1, 2025, and sent letters to leaders of 14 countries with warnings that new higher tariff rates will come into effect unless they reach a trade agreement with the United States by August 1, 2025. Effective as of August 7, 2025, the United States implemented additional “reciprocal” duties on most imports, generally ranging from 15% to 40%. Notably with respect to China, the temporary 10% reciprocal rate was extended for an additional 90 days on August 12, 2025 through November 10, 2025, so Chinese-origin goods remain subject to the 10% reciprocal tariff (in addition to other applicable duties).

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of certain of our product candidates. For example, in September 2024 we entered into an agreement to license BA3362, a Nectin-4 x CD3 T cell engaging (“TCE”) bispecific CAB antibody to Context Therapeutics. In addition, we are currently exploring potential third-party collaborators for development and commercialization of select CAB product candidates. With respect to our collaborations, and what we expect will be the case with any future license or collaboration agreements, we have, and would expect to have, limited control over the amount and timing of resources that our existing or future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our existing or future collaborators’ willingness to select additional product candidates to license and their abilities and willingness to fulfill their payment obligations and successfully perform the functions assigned to them in these arrangements.

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

If we do not contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our development programs could be delayed and otherwise adversely affected. Furthermore, we depend on the availability of various animals to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development or to continue clinical development, including pharmacological and toxicology evaluations. The availability of suitable animals can vary and impact our development timelines and cost. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan, protocols for the trial and regulatory requirements. The FDA requires preclinical studies to be conducted in accordance with GLPs and clinical trials to be conducted in accordance with GCPs, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies and clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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
•
actions taken by regulatory authorities with respect to our products, preclinical studies, clinical trials, manufacturing process or sales and marketing terms;
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

As of September 30, 2025, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 36.4% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 7.0%, of our outstanding common stock, as of September 30, 2025.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities, including obtaining director and officer liability insurance and maintaining such coverage, more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101).					X

† Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioAtla, Inc.

Date: November 13, 2025	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Richard A. Waldron
Richard A. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)