Form 10-K
period 2025-12-31
BioAtla, Inc.
filed 2026-03-31
CIK 1826892

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18.7 million based on the closing sales price of $0.40 per share as reported on the Nasdaq Global Market.

As of March 25, 2026, the number of shares of the registrant’s common stock outstanding was 82,846,317 and the number of shares of the registrant’s Class B common stock outstanding was 0.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BIOATLA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

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
•
our plans regarding the formal process to explore and evaluate strategic options, the timing of such process and expected costs related thereto, and our expectations regarding the workforce reduction implemented in connection with the concurrent restructuring plan;
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
•
the timing of and the possible results from the review of the Delist Determination (as defined herein) by the Listing Council (as defined herein);
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

On March 2, 2026, we announced that our Board of Directors initiated a formal process to explore and evaluate strategic options to maximize shareholder value, including the sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. There can be no assurance that this process will result in any agreements or transactions. We do not intend to provide updates until our Board of Directors approves a specific action or otherwise determines whether disclosure is appropriate or required.

In connection with the evaluation of strategic options, we also implemented a reduction in force and other cost-containment measures intended to better align resources with our near-term priorities. In order to continue to preserve capital during this period, we are re-evaluating the timing and scope of our clinical development programs, including the appropriate timeline and pacing of additional enrollment in the Phase 1 study of BA3182 (CAB-EpCAM x CAB-CD3) and the timeline to commence a Phase 3 study for ozuriftamab vedotin (BA3021) (CAB-ROR2-ADC) in 2L+ oropharyngeal squamous cell carcinoma (OPSCC). While we remain focused on conducting the ongoing Phase 1 study and are committed to our clinical development programs, there can be no assurances that clinical development of our programs will not be limited or delayed pending the outcome of the strategic process.

Our strategy

Our mission is to develop and commercialize innovative antibody-based therapeutics for the treatment of solid tumors that are designed to bind depending on the physical and chemical properties of tumors and their microenvironment. We believe that our proprietary CAB technology and approach have the potential to transform cancer therapy by decreasing systemic toxicities and improving efficacy. Our strategy to achieve this mission is as follows:

•
Enter into collaborations to maximize the value of our platform and pipeline. We have initiated a formal process to explore and evaluate strategic options to maximize shareholder value, including the sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. As part of this process, we may enter into strategic collaborations around specific geographic regions, indications, combinations and companion diagnostics. We may also explore collaboration arrangements to commercialize any product candidates where we believe the resources and expertise of the third party could be beneficial. We are currently seeking partnering opportunities across our portfolio, including for our clinical-stage programs. These collaborations could advance and accelerate our programs to maximize their market potential and expand the worldwide commercial potential of our CAB technology and assets.
•
Continued prioritization of our lead product candidates.
o
BA3182 (CAB-EpCAM x CAB-CD3): Our first bispecific candidate demonstrated in its investigational new drug (“IND”)-enabling studies a more than 100-fold improvement in the therapeutic window, as compared to a non-CAB anti-EpCAM bispecific antibody. We are conducting a Phase 1 study in advanced adenocarcinoma. Carcinoma is the most common form of cancer and adenocarcinoma is the most common subtype. Adenocarcinoma is most prevalent in the lung, prostate, breast, pancreas, esophagus, colon/rectum and stomach. Almost all prostate and breast cancers are adenocarcinoma, and about 96% of colorectal cancers are adenocarcinoma (American Cancer Society 2022).
o
Ozuriftamab vedotin (BA3021): Having observed multiple durable responses among patients with HPV-associated oropharyngeal squamous cell carcinoma (OPSCC) we are planning a Phase 3 trial for patients with OPSCC who have previously received anti-PD-(L)1 therapy and platinum-containing therapy. We have received guidance from FDA that 1.8 mg/kg of ozuriftamab vedotin delivered every other week satisfies dose optimization requirements.
o
In connection with the strategic process, we are re-evaluating the timing and scope of our clinical development programs, including the appropriate timeline and pacing of additional enrollment in the Phase 1 study of BA3182 and the timeline to commence a Phase 3 study for ozuriftamab vedotin.
•
Continue to leverage our CAB platform. We have shown in preclinical experiments, including for our Phase 1 clinical asset, BA3182, that our CAB bispecific molecules meet or exceed the activity of conventional bispecifics and reduce systemic activation of potentially fatal immune responses. For example, BA3182 demonstrated in its IND-enabling studies a more than 100-fold improvement in the therapeutic window as compared to a non-CAB anti-EpCAM bispecific antibody.

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

•
Maintain and leverage our intellectual property portfolio. As of February 1, 2026, we had a total of 868 patents and patent applications with 597 issued patents, 13 allowed applications and 258 pending applications covering our technologies, including the CAB technology and product candidates. This broad patent coverage was designed such that protection of our product candidates is not dependent on any single patent but rather, each product candidate is covered by several layers of protection. We plan to continue to maintain, monitor, enforce and defend our intellectual property.

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

In our Phase 1 dose escalation study, we have observed several patients with tumor reduction, including one patient with cholangiocarcinoma who achieved a confirmed partial response, and we continue to explore higher doses that integrate treatment free intervals with the goal of limiting T cell exhaustion. In connection with the strategic process, we are re-evaluating the timeline and pacing of additional enrollment in the Phase 1 study.

Ozuriftamab vedotin (BA3021): We have advanced our clinical stage product candidate, ozuriftamab vedotin or BA3021, a CAB antibody drug conjugate directed against Receptor Tyrosine Kinase Like Orphan Receptor 2 (“ROR2”). ROR2 is overexpressed across many different solid tumors, including breast, lung, pancreatic, renal, ovarian, and colorectal cancers, SCCHN, and melanoma; its tumoral expression is further enhanced among those treated with PD-1 checkpoint inhibitors. Cancer cell expression of ROR2 has been associated with enhanced cancer cell migration, EMT, increased associated risk for relapse, metastasis and unfavorable prognosis. In breast cancer, for example, ROR2 was found to be expressed in the majority of patient samples, with those expressing ROR2 having decreased overall survival. A similar correlation between ROR2 expression level and overall survival was observed in NSCLC and metastatic melanoma. Genetic inactivation of ROR2 in metastatic melanoma cells was shown to prevent metastases of these tumor cells in mice. ROR2 also has essential roles in normal cells and in early development. Inactivation of ROR2 is lethal in mice with defects observed in the heart, nervous system and skeleton. Less severe mutations in ROR2 in humans is associated with skeletal diseases such as Robinow syndrome and brachydactyly type B.

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

Ozuriftamab vedotin has shown promising overall response rates in SCCHN and the FDA has granted Fast-Track designation for ozuriftamab vedotin in SCCHN. Having observed multiple durable responses including a confirmed complete response among patients with HPV-associated OPSCC we are planning a Phase 3 trial for patients with OPSCC who have previously received anti-PD-(L)1 therapy and platinum-containing therapy (the “Phase 3 Study”). We have received guidance from FDA that 1.8 mg/kg of ozuriftamab vedotin delivered every other week satisfies dose optimization requirements. However, in connection with the strategic process, we are re-evaluating the timeline to commence the Phase 3 Study.

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

We have conducted a Phase 2, single-arm trial with mecbotamab vedotin monotherapy in patients with undifferentiated pleomorphic sarcoma (“UPS”) who have experienced prior treatment failure. We continue to see encouraging efficacy in AXL positive UPS patients, however, there is a potential need for a companion diagnostic and a likely requirement of a randomized trial in UPS. As a result, we may prioritize the larger, mutated KRAS NSCLC opportunity which shows high correlation with AXL expression, thereby utilizing an approved readily available companion diagnostic for KRAS mutations. Both soft tissue and bone sarcoma, as well as other indications including mutated KRAS NSCLC, remain promising for potential future development through partnership with other companies.

Evalstotug (BA3071): Our clinical stage product candidate, evalstotug, is a CAB anti-CTLA-4 antibody that has been developed to the completion of Phase 1 and 2 as an immuno-oncology agent with the goal of delivering at least the efficacy of approved CTLA-4 antibodies, such as ipilimumab, but with lower toxicity rate as a result of the CAB’s unique tumor microenvironment-restricted binding. Cytotoxic T-lymphocyte-associated antigen 4 (“CTLA-4”), is an immune checkpoint involved in regulating T-cell activation. The primary role of immune checkpoints is to prevent autoimmune attacks against normal tissue in the body; however, cancer cells often take advantage of this pathway to prevent immune destruction of the tumor. Ipilimumab and tremelimumab currently are the only anti-CTLA-4 monoclonal antibodies approved by the FDA.

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

We have advanced evalstotug as a potential therapeutic for solid tumor indications. We have completed a dose-escalation trial of evalstotug as monotherapy and in combination with an anti-PD-1 antibody. We have reached the planned maximum dose of 1000 mg with maximum tolerated dose (“MTD”) not being reached. A Phase 2 study was initiated at a dose of either 350mg or 700mg in combination with the PD-1 inhibitor, pembrolizumab, for dose optimization. Evalstotug has shown promising efficacy in several indications. Most related adverse events in the Phase 1 and 2 were low grade with acceptable tolerability.

Preclinical candidates

We have several assets that are in varying stages of development and have been positioned for partnering.

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

Bispecific preclinical candidates

We believe that our CAB technology opens up the opportunity for the creation of a broad set of bispecific product candidates with antitumor potential. Through these CAB bispecific antibodies, we believe we can activate T cells directly in tumors while minimizing systemic activation. We believe our CAB bispecific antibodies may allow for increased efficacy through more potent T cell activation, higher doses or administration in combination with other immuno-oncology therapies, such as checkpoint inhibitors. We have shown in preclinical experiments that our CAB bispecific molecules meet or exceed the activity of conventional bispecifics and reduce systemic activation of potentially fatal immune responses.

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

Our CAB technology capitalizes on the well-established Warburg Effect that through a glycolytic process leads to an acidic external tumor microenvironment. Extracellular pH levels in tumors have been measured to be as low as pH 5.8 compared to the tightly controlled, alkaline, pH 7.4 of blood, with even higher pH in healthy tissues. Glycolytic metabolism is also the basis of the established PET scanning technology for detection of cancerous tumors. CAB proteins have increased binding activity as the pH in the microenvironment becomes acidic, while being inactive in normal physiological environments. We discovered a novel chemical switch mechanism that underpins this binding activity that involves physiologically occurring chemicals, such as bicarbonate and hydrogen sulfide. These molecules are negatively charged at physiological conditions and interact with positive charged areas on the protein surface. Under acidic conditions found in the tumor microenvironment, these charged molecules are neutralized by the H+ ions and released from the protein surface, uniquely allowing CAB antibodies to bind to their target and attack the tumor cell. We refer to this novel physiological mechanism, used for generating CABs, as Protein-associated Chemical Switch(es)TM or PaCS mechanism. The ability to design conditionally active therapeutics with strong selectivity over narrower pH ranges using the PaCS mechanism offers the opportunity to greatly enhance both the safety and potency of future therapies for solid tumors.

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

To date, we have been able to successfully manufacture our investigational product candidates for our ongoing early-stage clinical trials with contract manufacturers. However, we currently do not own or operate any manufacturing facilities. We rely and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We also expect to rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. Furthermore, the raw materials for our product candidates may be sourced, in some cases, from a single-source supplier. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We have personnel with significant technical, manufacturing, analytical, quality, including current good manufacturing practices (“cGMPs”), and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

Global Co-Development and Collaboration Agreement with BeOne Medicines, Ltd.

In April 2019, we entered into a Global Co-Development and Collaboration Agreement with BeOne Medicines, Ltd. (f/k/a BeiGene, Ltd.) (“BeOne”), which, as amended in December 2019 and October 2020, provided for the development, manufacturing and commercialization of BioAtla’s investigational CAB CTLA-4 antibody, evalstotug (BA3071). Under the terms of our BeOne collaboration, BeOne was generally responsible for developing evalstotug and for global regulatory filings and commercialization. We received a total of $25 million in payments from BeOne.

On November 19, 2021, we entered into Amendment No. 3 to the Global Co-Development and Collaboration Agreement (“Amendment No. 3”). Under Amendment No. 3, the collaboration agreement was terminated, subject to survival of certain provisions, and BeOne handed back rights to certain know-how and materials received under the collaboration agreement and we assumed responsibility for the development and commercialization of evalstotug, in addition to other standard provisions. As consideration for Amendment No. 3, we agreed to pay BeOne mid single digit royalties on sales worldwide and on a limited basis will share in any upfront and milestone payments received through a sublicense of evalstotug.

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

License Agreement with Context Therapeutics Inc.

In September 2024, we entered into a License Agreement (the “Context License Agreement”) with Context Therapeutics Inc. (“Context”). Under the terms of the Context License Agreement, BioAtla granted Context an exclusive, worldwide license to develop, manufacture and commercialize two licensed antibodies, including BA3362 (renamed by Context as CT-202), our Nectin-4 x CD3 T cell engaging (TCE) bispecific antibody (the “License”). We also transferred know-how, including any necessary materials Context would need to perform research and development. In exchange for the License, we are eligible to receive up to $133.5 million in aggregate payments, including an upfront cash payment and potential development, regulatory and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales of the products. In connection with the execution of the Context License Agreement, the Company also entered into an agreement with Himalaya Therapeutics SECZ, a related party (See Note 10).

Investment Agreement with Inversagen AI

On December 30, 2025, we entered into an Investment Agreement (the “Investment Agreement”) with Inversagen AI, LLC, a Delaware limited liability company (“Inversagen AI”), and Alliance International Resources Corp., a Nevada corporation (“AIRC”). Subject to completion of financings by Inversagen AI as set forth in the Investment Agreement, we agreed to sell common units in a subsidiary, BA 3021 SPV LLC (the “SPV”), to Inversagen AI in a private placement over multiple closings. Upon completion of the transaction, Inversagen AI would own an aggregate 35% of the common units in the SPV in exchange for an aggregate $40 million. Concurrently with the initial closing, we agreed to enter into an exclusive license agreement (the “License Agreement”) with the SPV in which we would grant to the SPV, an exclusive, worldwide, perpetual and irrevocable license to BioAtla’s intellectual property rights in ozuriftamab vedotin (“Oz-V”). We agreed to grant the SPV the right to develop and commercialize Oz-V for all human uses, other than diseases (in all cases excluding oncology) in humans involving senescent cell elimination therapy.

We planned to use the gross proceeds received from the sale of the SPV common units to Inversagen AI for general operating expenses and clinical trial expenses to advance Oz-V in the Phase 3 Study. However, in connection with recent events, including the recently announced formal process to explore and evaluate strategic options and related workforce reduction, the transaction has not closed and the timing of completing the transaction and initiation of the Phase 3 Study are being re-evaluated, and we are in discussions to potentially restructure the transaction pending the outcome of the strategic process.

As discussed in Note 10 of our consolidated financial statements, Inversagen, LLC holds an exclusive license to CAB senescence and longevity technologies from the Company. Inversagen, LLC subsequently contributed these rights to Inversagen AI. Inversagen, LLC and Inversagen AI are deemed to be related parties of the Company.

Intellectual property

Since inception, we have recognized the value of strong, defensible and relevant intellectual property protection. We seek to protect our technologies and products and the potential market for such technologies and products. To accomplish this goal, we apply for patents covering our processes and compositions. We also apply for patents covering developments and technologies for purpose of preventing third parties from developing competing products. Inventions related to various aspects of our core technologies have already been protected by issued and pending patent applications. As of February 1, 2026, we had 868 patents and patent applications with 597 issued patents, 13 allowed applications, and 258 pending applications.

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

Company-owned patents

Mecbotamab vedotin is covered by many filings, including a published PCT application filed in 2017 that entered the national phase in 2018. Applications have been granted in Albania, Australia, Canada, Croatia, Cyprus, Czech Republic, Europe, Greece, Hungary, Israel, India, Japan, Korea, Macedonia (former Yugoslav Republic), Malta, Mexico, Monaco, Norway, Poland, San Marino, Serbia, Singapore, Slovakia, Spain, Switzerland, Taiwan, Turkey, the United Kingdom and the United States and are pending in 8 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037.

Ozuriftamab vedotin is covered by many filings, including a published PCT application filed in 2017 that entered the national phase in 2018. Applications have been granted in Albania, Australia, Belgium, Bulgaria, China, Croatia, Cyprus, Czech Republic, Europe, Germany, Denmark, Estonia, Finland, France, Greece, Hungary, Iceland, Ireland, Israel, India, Italy, Japan, Korea, Lithuania, Luxembourg, Latvia, Macedonia (former Yugoslav Republic), Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovenia, Slovakia, Spain, Switzerland, Taiwan, Turkey, the United Kingdom and the United States and are pending in 13 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037.

Evalstotug is covered by many filings, including a published PCT application filed in 2019 that entered the national phase in 2021. Applications have been granted in Australia, Canada, Israel, Japan, Korea, New Zealand, Russia, Singapore, Taiwan and the United States and are pending in 16 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2039.

Our CAB-anti-EpCAM antibody is covered by many filings, including a published PCT application filed in 2020 that entered the national phase in 2022. Applications have been granted in Australia, China, Hong Kong, Israel, Japan, Korea, Taiwan and the United States and are pending in 6 jurisdictions, including most major market countries. Composition of matter claims issuing from this application would not expire before 2040.

Our CAB-anti-Nectin-4 antibodies are covered by many filings, including 12 national phase filings and a granted and pending application in Taiwan. Composition of matter claims issuing from these applications would not expire before 2044.

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

In September 2024, the Company granted Context Therapeutics an exclusive worldwide license to develop, manufacture, and commercialize two licensed antibodies, including a CAB Nectin-4 x CD3 T-Cell engaging bispecific antibody, and non-exclusive rights to BioAtla's enabling technology to the extent necessary to exploit the licensed antibodies. See Note 9 to our consolidated financial statements for further details.

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

In many cases, particularly for prevalent diseases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of a biologic. A single Phase 3 or Phase 2 trial may be sufficient in many other conditions, particularly for rare disease therapies, when in conjunction with confirmatory evidence. A single adequate and well-controlled trial may also be sufficient, though it is less common, when the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Approval on the basis of a single trial may be subject to the requirement of additional post-approval studies.

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

The FDA has agreed to specified performance goals in the review of BLAs under PDUFA. One such goal is to review standard BLAs within 10 months after the FDA files the BLA, and priority BLAs within six months, whereupon a review decision is to be made. The review process and the PDUFA goal date for both standard and priority review BLAs may be extended by three months if the FDA deems information submitted by the applicant to be a major amendment to the BLA.

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

Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally address an unmet medical need. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on the verification and description of the product’s clinical benefit, which is generally in the form of at least one post-approval confirmatory trial. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to submission of the application or approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. The FDA must also specify conditions of any required post-approval study, which may include milestones such as a target date of study completion. Sponsors must submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. The FDA can initiate an enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Orphan drug designation

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the United States, pursuant to the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.

An application for designation as an orphan product can be made any time prior to the submission of an application for approval to market the product. The Office of Orphan Products Development at the FDA grants orphan drug designations based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product. Orphan drug designation entitles a company to financial incentives, such as tax credits and user fee waivers, but does not convey any advantage in or shorten the duration of the regulatory review and approval process.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same drug, which includes biologics, as an already approved orphan-designated drug may seek and obtain orphan drug designation for a subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval of the drug to treat the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances, such as in instances of product supply issues. In the case of a biological product, the same drug is a drug that contains the same principal molecular features, except if it is clinically superior. A product is clinically superior if it is safer, more effective, or makes a major contribution to patient care. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to orphan drug exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated and approved. The FDA may approve a second application for the same drug for a different indication, a different drug for the same indication, or a second application for a clinically superior version of the same drug for the same indication. Because healthcare professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite another product’s orphan exclusivity. The FDA cannot, however, approve the same drug made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor, the new drug product has been demonstrated to be clinically superior, or the sponsor is unable to provide sufficient quantities.

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

Under the FDCA, in vitro diagnostics, including companion and complementary diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance, authorization, or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic has adequate sensitivity and specificity, has adequate specimen and reagent stability, and produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation (“QMSR”), which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

In 2024, FDA’s Center for Devices and Radiological Health (“CDRH”) announced that it intended to reclassify most high-risk in vitro diagnostic products from Class III to Class II medical devices and stated that it expected most future companion diagnostics would be regulated as Class II devices. Reclassification would allow companion diagnostic developers to seek marketing authorization through the FDA’s 510(k) or de novo classification pathways rather than the more costly and time-consuming PMA pathway. Since that time, CDRH has taken steps to begin the reclassification process for certain companion diagnostic products, such as in situ hybridization test systems and nucleic acid-based test systems intended for use with a corresponding approved oncology therapeutic product. However, these proposed reclassifications are not yet final and commercializing any such tests requires PMA approval until the reclassification is final.

The 510(k) and de novo submission processes are less burdensome than the PMA approval process. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a legally marketed device, referred to as the predicate device. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and be shown to be equally safe and effective and not raise different questions of safety and effectiveness than the predicate device. The de novo classification process is used when there is no predicate device. In a de novo submission, the sponsor must demonstrate that the proposed device is of low or moderate risk and the benefits outweigh the risks. The type of data included in a de novo request is similar to the type of data included in a 510(k), although a larger proportion of de novo submissions require clinical data as compared to 510(k)s. The review time for a de novo request is longer as compared to the 510(k) process, and the outcome for de novo requests is more uncertain.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared, authorized, or approved. A modification that could significantly affect a device’s safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance, de novo authorization, or could require a PMA approval. Device manufacturers must also register their establishments and list their devices with the FDA. A medical device manufacturer’s manufacturing processes, and the processes of the device specification developer and repackager/relabeler (if different from the manufacturer) and initial importer (if manufactured outside of the United States) are required to comply with the applicable portions of the QMSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, importation, labeling, packaging and shipping of medical devices. Facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA.

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

The Best Pharmaceuticals for Children Act (“BPCA”) provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies that fairly respond to the written request within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Biosimilarity, which requires that there be no differences in route of administration, dosage form, and strength, and no clinically meaningful differences between the proposed biosimilar biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, an assessment of toxicity, and a clinical trial or studies though the FDA has broad discretion to set or waive certain biosimilar licensure data requirements. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose some hurdles to biosimilar product implementation which is still being evaluated by the FDA.

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

The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against approval of an interchangeable biologic for the same condition of use for the earlier of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

Additionally, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. On November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), which imposes additional obligations on covered companies and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CPRA took effect in most material respects on January 1, 2023. CCPA enforcement thus far has been limited; it has not been subject to significant litigation and judicial interpretation. As a result, it remains unclear how various provisions of the CCPA will be interpreted and enforced. State laws are changing rapidly and there is discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted. In addition, Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws.

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

Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act of 2022 (the “IRA”) in August 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations took place in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in several lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products. Additional state and federal healthcare reform measures could be adopted in the future.

The federal administration is pursuing executive and regulatory actions directing HHS to pursue most favored nation (“MFN”) pricing targets for prescription drugs and to evaluate other potential reforms including, for example, an executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending, and promote MFN drug pricing, among other directives. For example, on December 23, 2025, CMS issued proposed regulations to establish, under CMMI, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if a company does not market drugs in such countries, the company could be indirectly affected if its drugs compete with drugs whose prices were reduced as a result of MFN pricing initiatives.

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

Human Capital Management

Employees. As of December 31, 2025, we employed 41 employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Recent Developments

Restructuring

On March 2, 2026, the Company announced that it has initiated a formal process to explore and evaluate strategic options to maximize shareholder value, including sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. In connection with the evaluation of strategic alternatives, the Company is implementing a restructuring plan that includes a workforce reduction of approximately 70%.

Merger and Related Share Consolidation

On March 23, 2026, the Company’s stockholders approved the Agreement and Plan of Merger, as amended from time to time, including pursuant to Amendment No. 1 to Agreement and Plan of Merger, pursuant to which (i) a wholly owned subsidiary (the “Merger Sub”) of the Company will merge with and into the Company, with the Company surviving (the “Merger”), and (ii) every fifty (50) shares of common stock of the Company issued and outstanding, or held as treasury stock, will be converted into one (1) share of common stock of the surviving corporation, which shall be the Company (the “Share Consolidation”). The Share Consolidation will not change the number of authorized shares of common stock. Common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have not been retroactively adjusted to reflect the Share Consolidation as the Merger has not yet been consummated. The Company plans to effect the Merger and the Share Consolidation as soon as possible subject to required Nasdaq notice periods. The effective date of the Merger is expected to be April 6, 2026.

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
•
We have initiated a formal process to explore and evaluate strategic options, and there is no guarantee that this strategic path will be successful.
•
If we are unable to successfully complete a strategic transaction, we may be forced to cease operations altogether or file for bankruptcy protection.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $59.6 million and $69.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $545.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses will begin to decrease as we complete enrollment for certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents are not sufficient to fund any of our product candidates through regulatory approval. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of our ongoing and planned clinical trials;
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

We are exploring and evaluating strategic options to maximize shareholder value, including the sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. We may be forced to wind-down our operations if we are unable to consummate a strategic transaction and/or obtain sufficient funding.

We have incurred significant operating losses to date and expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the development of our CAB technology platform and our CAB product candidates. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern for the 12 months from the date that our consolidated financial statements included elsewhere in this Annual Report are issued. As a result, our independent public accounting firm included an explanatory paragraph regarding the same in its report on this Annual Report. Our consolidated financial statements as of December 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2025, we had approximately $7.1 million in cash and cash equivalents. Based upon our current operating plan and assumptions, we estimate that our cash and cash equivalents will not fund our operations past the first half of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
inability to obtain alternative sources of supply for which we have a single source for product candidate components or materials, if necessary;
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

Furthermore, there have been in the past, and may be in the future, investigator-initiated clinical trials using our investigational products. We do not control the design or administration of these or any other investigator-initiated trials that may be conducted, nor the submission or approval of any IND or foreign equivalent required to conduct any such trials. Any investigator-initiated trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA, EMA or comparable foreign regulatory authorities. To the extent the results of these or other investigator-initiated trials are inconsistent with, or different from, the results of our ongoing or planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a comparable foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-initiated trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to support regulatory approval of our product candidates.

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

We focus our product candidate development on therapeutic CAB antibodies for the treatment of various oncology indications, such as sarcoma, NSCLC, melanoma, colorectal carcinoma, and head and neck cancer among others. Our projections of addressable patient populations that may benefit from treatment with our product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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

If use of a companion diagnostic test is determined to be essential for the safe and effective use of any of our product candidates, such as mecbotamab vedotin and ozuriftamab vedotin, then the FDA generally will require approval, authorization, or clearance of that companion diagnostic before or at the same time that the FDA approves our product candidates, if at all. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the therapeutic. The process of obtaining or creating such diagnostic and obtaining a PMA is time-consuming and costly and a delay in diagnostic approval could delay drug approval.

In 2024, CDRH announced that it intended to reclassify most high-risk in vitro diagnostic products from Class III to Class II medical devices and stated that it expected most future companion diagnostics would be regulated as Class II devices. Reclassification would allow companion diagnostic developers to seek marketing authorization through the FDA’s 510(k) or de novo classification pathways rather than the more costly and time-consuming PMA pathway. Since that time, CDRH has taken steps to begin the reclassification process for certain companion diagnostic products, such as in situ hybridization test systems and nucleic acid-based test systems intended for use with a corresponding approved oncology therapeutic product. However, these proposed reclassifications are not yet final and commercializing any such tests requires PMA approval until the reclassification is final. While the 510(k) and de novo submission processes are less burdensome than the PMA process, there is no guarantee that the diagnostics test that would be used with our product candidates will be reclassified or that they would obtain marketing authorization through either process more quickly than through the PMA process.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved, authorized, or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. For example, we have in the past explored predictive biomarkers, such as the Tumor Membrane Percent Score (“TmPS”), which measures AXL and ROR2 expression levels on the tumor membrane, to help inform which patients may be most suitable for treatment with mecbotamab vedotin and ozuriftamab vedotin. Currently, patients with negative or only 1% TmPS scores appear to have experienced clinical benefit in our ongoing clinical trials. However, if the AXL and/or ROR2 TmPS scores predict those most likely to experience clinical benefit, we may be required to pursue the further use of a companion diagnostic in our mecbotamab vedotin or ozuriftamab vedotin clinical trials, and the available market for mecbotamab vedotin or ozuriftamab vedotin, both in patient numbers and patient acceptance of the protocol, could be limited. In addition, we expect to rely on third parties for the design, development and manufacture of companion diagnostic tests for any of our product candidates that require such tests.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing and will develop product candidates and processes competitive with our product candidates. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are developing product candidates. We believe that while our patented CAB technology platform, its associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains. Our success will partially depend on our ability to develop and protect therapeutics that are perceived to be safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products are perceived to be safer, more effective or less expensive than the therapeutics we develop.

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

Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are perceived to be more effective, safer, less toxic or more convenient than products we may develop. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

On August 6, 2025, the Listing Qualifications Staff (the “Staff”) of Nasdaq issued a delist determination to the Company, indicating that the Company did not satisfy Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) and Nasdaq Listing Rule 5450(b)(1)(A) (the “Minimum Stockholders’ Equity Requirement”) (or the alternative standards of $50 million in market value of listed securities (“MVLS”) or $50 million in total assets and $50 million in total revenue). The Company requested a hearing (the “Hearing”) before the Nasdaq Hearing Panel (the “Panel”), at which the Company presented its plan to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550, including the Minimum Bid Price Requirement and the Minimum Stockholders’ Equity Requirement, the alternatives to which are $35 million in MVLS (the “MVLS Rule”) or $500,000 in net income (and, together, the “Equity/MVLS Rule”). On September 16, 2025, the Panel granted the Company’s request for continued listing (the “Panel Decision”), subject to the Company’s timely submission of an application to transfer its listing to The Nasdaq Capital Market, and the Company’s compliance with the Equity/MVLS Rule and the Minimum Bid Price Requirement by December 31, 2025 and February 2, 2026, respectively.

Beginning September 24, 2025, through the close of business on December 31, 2025 (the deadline for compliance with the Minimum Stockholders’ Equity Requirement as set forth in the Panel Decision), the Company evidenced a minimum $35 million MVLS for 69 consecutive trading days, ranging from a low MVLS of $36.03 million to a high MVLS of $71.73 million. Having evidenced compliance with the MVLS Rule for 57 consecutive business days as of December 18, 2026, on December 19, 2025, the Company requested that Nasdaq issue a determination that the Company had regained compliance with the MVLS Rule as an alternative to the Equity Rule.

On January 13, 2026, Nasdaq denied the Company’s request for a compliance determination given that the Company no longer satisfied the MVLS Rule (or the alternative Equity Rule) as of that date. Nasdaq provided the Company with the opportunity to update its plan to evidence compliance with either the Equity/MVLS Rule, which update the Company submitted on January 20, 2026. Nasdaq notified the Company on January 27, 2026, that the Panel had granted the Company an extension through February 2, 2026 to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market.

On February 6, 2026, the Company received notice that Nasdaq had determined to suspend trading in the Company’s securities effective February 10, 2026 (the “Delist Determination”), based upon (i) the Company’s non-compliance with the Minimum Bid Price Requirement and (ii) the Company’s failure to demonstrate compliance with the Minimum Stockholders’ Equity Requirement, the latter notwithstanding the Company’s prior compliance with the alternative threshold of $35 million in MVLS under the MVLS Rule for 69 consecutive trading days. Immediately upon receipt of the Delist Determination, and in accordance with Nasdaq Listing Rule 5820(b), the Company submitted a request to the Nasdaq Listing and Hearing Review Council (the “Listing Council”) that the Listing Council call for immediate review of the Delist Determination and stay any suspension or delisting action pending completion of the Listing Council’s review. The Company was notified on February 8, 2026 that the Listing Council had determined to call for review the Delist Determination. In rendering its decision, the Listing Council also determined to stay any suspension and delisting action pending the outcome of the Listing Council’s review. Accordingly, the Company’s common stock continues to trade on Nasdaq during the Listing Council review process. The review process is currently ongoing, and it is the Company’s understanding that the review process may take several weeks to a few months to complete.

The Company can provide no assurance that the Listing Council’s review will result in the continued listing of the Company’s common stock on Nasdaq after the outcome of such review. Any delisting of our common stock could adversely affect the market liquidity of our common stock, and the market price of our common stock could decrease. In addition, delisting of our common stock could result in the loss of confidence by investors and adversely affect our ability to raise capital on terms acceptable to us, or at all, and would also make it more difficult for our stockholders to sell or purchase our common stock when they wish to do so. If trading in the Company’s common stock is ultimately suspended or delisted from Nasdaq, the Company should be eligible to trade on the OTC Markets system, which may have a material adverse effect on the trading price and volume for the common Stock, and the Company’s stockholders may find it more difficult to sell their shares.

The Share Consolidation may not be sufficient to regain or maintain compliance with the Minimum Bid Price Requirement, and the re-pricing mechanism contained in our outstanding warrants may substantially limit the proceeds we receive from the exercise of such warrants following the Share Consolidation.

The purpose of the Share Consolidation disclosed elsewhere in this Annual Report on Form 10-K is to help regain compliance with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market, as well as to increase the trading price of our common stock to enhance overall liquidity of the common stock by attracting new investors. However, once the Share Consolidation is effected, the effect of the Share Consolidation on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Share Consolidation will accomplish these objectives for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that the Share Consolidation will increase the market price of our common stock by a multiple of the Share Consolidation ratio, or result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock may be affected by other factors which may be unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success.

In addition, the Share Consolidation will effect a reduction in the number of shares of our common stock issuable upon the exercise of our outstanding warrants exercisable for shares of common stock in proportion to the Share Consolidation ratio. The exercise price of outstanding warrants will increase in proportion to the Share Consolidation ratio. Furthermore, if the lowest volume weighted average price (“VWAP”) of our common stock during the eleven (11) trading days commencing five (5) trading days immediately preceding the Share Consolidation and ending five (5) trading days immediately following the Share Consolidation is less than the warrant’s adjusted exercise price, then the exercise price of the warrant will be reduced to match that lowest VWAP, as adjusted for the Share Consolidation. Because we expect that the re-pricing mechanism will be triggered, our ability to receive significant proceeds from the exercise of the outstanding warrants will be substantially limited.

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

We have not completed any large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other comparable foreign regulatory authority. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and numerous other factors including the substantial discretion of regulatory authorities. The standards that the FDA and its foreign counterparts, including the EMA, use when regulating us and our existing or future collaborators require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these and other policy changes as they relate to our programs.

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

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa. From time to time during the development and regulatory approval process for our therapeutic candidates, we engage in discussions with the FDA and other regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. Sometimes different regulatory authorities provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or when we believe it is otherwise inappropriate. In addition, regulatory authorities may change their views on aspects of the clinical programs, including study designs, or the ability of the studies as designed to support approval of a product. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other regulatory authorities, the approval of our therapeutic candidates may be delayed, and their value may be reduced.

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

We intend to seek accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that addresses an unmet medical need upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. We intend to seek accelerated approval for some of our product candidates on the basis of objective response rate, a surrogate endpoint that we believe is reasonably likely to predict clinical benefit. For products granted accelerated approval, sponsors are required to verify and describe the product’s clinical benefit generally in the form of confirmatory trials. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would likely do so on the basis that there is no available therapy for that disease or condition. If any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur, unless we were able to demonstrate that our product candidate addresses an unmet medical need. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. For example, we received feedback from the FDA in November 2025 on the design of our planned Phase 3 trial of ozuriftamab vedotin for the treatment of oropharyngelal squamous cell carcinoma to support potential accelerated approval. We cannot assure you that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, we cannot assure you that after subsequent FDA feedback we will continue to pursue accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, we cannot assure you that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type.

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

The FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. The FDA must also specify conditions of any required post-approval study, which may include milestones such as a target date of study completion. Sponsors must submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. The FDA can initiate an enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. In addition, the Oncology Center of Excellence has announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies.

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

If we decide to seek Orphan Drug Designation for some of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for orphan drug exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval of the drug to treat the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain Orphan Drug Designation for our product candidates in specific conditions, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated condition due to the uncertainties associated with developing pharmaceutical products; in such case, no orphan drug exclusivity would be available unless we could demonstrate “clinical superiority.” In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs or therapeutic biologics with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic with the same principal molecular structural features for the same condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may not receive such designations.

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

Any regulatory approvals that we or our existing or future collaborators obtain for our product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. Additionally, we may receive approval for indications or patient populations that are not as broad as intended or desired. Furthermore, any regulatory approval to market a product may be subject to limitations on the labeling of the product or may require safety warnings or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

•
restrictions on the labeling, marketing, or manufacturing of the product;
•
restrictions on product distribution or use;
•
requirements to conduct post-marketing studies or clinical trials;
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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation (“MFN”) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards

MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN pricing demonstration models under Medicare Part B and Part D.. If these rules or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs that were reduced by MFN pricing. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

If a prolonged government shutdown occurs, if funding for the FDA, including for user-fee funded activities or other federal agencies (including their workforce) is reduced or exhausted, if global health concerns prevent the FDA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the volume of applications to the FDA or comparable foreign regulatory authorities for new product candidates increases materially, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, and could even result in a complete cessation of such activities until appropriations legislation or a continuing resolution is passed, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Later healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. In addition, CMS has selected and negotiated maximum fair pricing for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition is excluded from the IRA’s price negotiation requirements, as long as it is approved only for an indication within that disease or condition. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in several lawsuits. Thus, while it is unclear how certain provisions of the IRA will be implemented, the IRA will likely have a significant impact on the pharmaceutical industry. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the current administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which, among other things, contains a number of provisions designed to reduce the number of Americans insured under Medicaid and health exchange plans established under the 2010 Affordable Care Act. The provisions intended to reduce Medicaid enrollment include a work requirement, under which applicants and current beneficiaries will be required to demonstrate that they are engaged for at least 80 hours per month in work, community service, an educational program, or some combination of these. Parents and caregivers of dependent children 13 years old or less and certain other beneficiaries are exempted. In addition, the OBBBA establishes more frequent eligibility verification requirements, restrictions on how states can finance their share of Medicaid, elimination of coverage for undocumented immigrants, and elimination of coverage for gender affirming care and certain family planning clinics. A Congressional Budget Office (“CBO”) analysis of the Act estimates that 7.8 million adults will lose Medicaid coverage by 2034, of which 5.2 million will be due to the work requirement. In addition, the OBBBA makes changes to the ACA insurance marketplaces, including, among other measures, greater limitations on enrollment periods, which will result in an additional 3.6 million Americans being uninsured by 2034 according to CBO’s estimate. These significant decreases in the numbers of insured Americans will reduce the ability of patients, especially those of modest means, to afford medications, which could reduce the demand for our products.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and the FDA authorized the first such plan in Florida in January 2024, which has been extended until May 2026. It is unclear whether this program will be extended, how it will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Certain laws and regulations may require us to conduct preclinical testing, which is routinely conducted in animals, before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed or become more expensive.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of biological or hazardous materials or wastes arising out of and in the course of employment, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Risks related to the formal process to explore and evaluate strategic options

We have initiated a formal process to explore and evaluate strategic options, and there is no guarantee that this strategic path will be successful.

We are exploring and evaluating strategic options to maximize shareholder value, including sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. We expect to devote substantial time and resources to exploring such strategic options; however, there is no set time frame and there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Evaluating a strategic option may divert the attention of our management from ordinary operating matters. The identification, negotiation and completion of any such transaction may also require more time and cash resources than we anticipate. In addition, potential strategic options that require stockholder approval may not be approved by our stockholders.

There can be no assurance that our process to identify and evaluate potential strategic options will result in any definitive offer to consummate a strategic transaction, or if made that the terms thereof will be acceptable to us. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction involving us and/or our assets that is consummated would enhance shareholder value.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks, including increased near-term or long-term expenditures, exposure to unknown liabilities, incurrence of substantial debt, higher-than-expected acquisition and integration costs, write-downs of assets or impairment charges and increased amortization expenses. If a strategic transaction is not completed, we may be subject to a number of material risks or suffer a number of consequences that may adversely affect our business, financial results and operations.

If we are unable to successfully complete a strategic transaction, we may be forced to cease operations altogether or file for bankruptcy protection.

There can be no assurance that any of our plans will be successful or that additional capital will be available to us on reasonable terms, or at all, when needed or that we will successfully complete a strategic transaction. If we are unable to obtain sufficient additional capital or to conclude a successful strategic transaction, we may be forced to defer, reduce or eliminate significant planned expenditures, dispose of technology or assets including intangible assets, conclude a strategic transaction that is unfavorable to stockholders, enter into arrangements that may require us to relinquish rights to certain of our products or product candidates, technologies or potential markets, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy protection.

Our board of directors remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the Company and its stockholders. There can be no assurance, however, that our current strategic direction, or our board of director’s evaluation of strategic options, will result in any initiatives, agreements, transactions or plans that will further enhance shareholder value.

In addition, given the current restructuring of our operations and recent workforce reduction, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

We may not realize any additional value in a strategic transaction.

Potential counterparties in a strategic transaction involving the Company may place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving the Company may choose not to spend additional resources for the development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic options, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
inability to retain our key employees;
•
increased near-term and long-term expenditures;

•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring activities and our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

On March 2, 2026, we announced that we have initiated a formal process to explore and evaluate strategic options to maximize shareholder value, including sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. In connection with the evaluation of strategic alternatives, we are implementing a restructuring plan that includes a workforce reduction of approximately 70%.

We believe that these changes were needed to streamline our organization and reallocate our resources to better align with our current strategic goals, including our current focus on pursuing strategic options. However, these expense reduction measures have and may continue to yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in workforce, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. There is no set timetable for the process we have initiated to explore strategic options and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. If we are unable to complete a transaction, we may be required to seek a reorganization, liquidation or other restructuring. In addition, our cash conservation activities, as well as the announcement that we are seeking strategic options, may yield unintended consequences.

Transactions that we have previously entered into may be re-evaluated or restructured as part of the strategic process, and there can be no assurance that clinical development of our programs will not be limited or delayed as a result of the strategic process.

As part of the strategic process, transactions we have previously entered into may be re-evaluated or restructured. For example, the transaction with Inversagen AI described elsewhere in this Annual Report on Form 10-K is being re-evaluated and may not close, or if it does close, may close on materially different terms than originally contemplated. As a result, we may fail to realize the anticipated benefits of such transactions, which could adversely affect our research and development capabilities, competitive position and long-term business prospects.

In addition, there can be no assurance that clinical development of our programs will not be limited or delayed as a result of the strategic process. We are actively re-evaluating the timing and scope of our clinical development programs, and clinical trial timelines may be adjusted, extended or paused pending the outcome of the strategic process. Any such limitation, delay or suspension of our clinical development activities could harm our ability to advance our product candidates, generate meaningful clinical data and achieve key development milestones on a timely basis, or at all.

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

As of December 31, 2025, we had 41 employees, including part-time employees. In order to successfully implement our development and commercialization plans and strategies, and operate as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including, among others:

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may violate (intentionally or unintentionally) our internal processes and procedures, or engage in misconduct or other illegal activity. Such actions could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (1) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, including cGMP requirements, (3) data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (4) laws that require the true, complete and accurate reporting of financial information or data or (5) company policies on the use of social media and disclosure of confidential information. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify, prevent and deter these activities and/or misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such actions, including fraud or other misconduct, even if none occurred. If any such actions are instituted against us, we may incur significant costs to respond, and if we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We previously conducted preclinical research and development activities in China through BioDuro-Sundia, which is U.S. owned, but governed by Chinese laws, rules and regulations, and we may in the future conduct similar research and development activities in China. Additionally, our agreement with Himalaya Therapeutics Limited Company is for the initiation of clinical trials of evalstotug in the People’s Republic of China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or not published at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in U.S. or EU legal systems.

We do some business with companies in China, and it is possible some of our contractual counterparties could be impacted by the legislation targeting China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which was recently signed into law in December 2025, prohibits U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract as well as authorize the U.S. government to name additional Chinese “biotechnology companies of concern.” While prior versions of the BIOSECURE Act explicitly named “biotechnology companies of concern,” the revised version defines a “biotechnology company of concern” as an entity that is identified on the annual 1260H List of Chinese military companies (the “1260H List”) issued by the U.S. Department of Defense, any entity designated by the U.S. Government as such, and certain affiliates of the foregoing. In addition, the BIOSECURE Act provides a grandfathering period of five years for entities that are designated by the U.S. Government; however, entities identified on the 1260H List are not eligible for such grandfathering period. It is possible for the legislation to be amended. If this law, or similar laws that are passed impact Chinese biotechnology manufacturing companies that may be or may become contractors of ours or provide biotechnology equipment or services in the manufacture of our products or products candidates, we may be restricted in our ability to work with such Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships. While we believe we will be able to identify and contract with such alternative CMOs, we cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. In addition, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates. Such events could result in our clinical or commercial supply, packaging and other services being interrupted or limited, which could harm our business.

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

Our current operations are concentrated in one location. We or the third parties upon whom we depend may be adversely affected by earthquakes, wildfires or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

While our current operations are located in our facilities in San Diego, California, we have in the past conducted and may in the future conduct a portion of our research and development activities in other countries. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, all of our therapeutic antibodies are manufactured by starting with cells from a master cell bank which are stored in multiple locations to reduce the risk of loss. While we believe we will have adequate backup should any cell bank be lost in a catastrophic event, and we take precautions when transporting our cell banks, it is possible that we could lose several cell banks and have our manufacturing severely impacted by the need to replace the cell banks.

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

We rely, and expect we will continue to rely, on third-party investigators, CROs, data management organizations and consultants to conduct, supervise and monitor our ongoing clinical trials and preclinical studies. Because we rely on these third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees, and we will have limited control over the amount of time and resources that they dedicate to our development programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our development programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

If we apply for regulatory approval of any of our product candidates, the facilities used by our contract manufacturers to manufacture our product candidates will be subject to inspection by the FDA or other regulatory authorities. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others or if they are unable to maintain a compliance status acceptable to the FDA or other regulatory authorities, approval of our product candidates may be delayed or we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

In November 2025, we entered into the PPAs and the SEPA (each as defined herein). The issuances of the PPA Shares (as defined herein) to date caused immediate and substantial dilution to our existing shareholders. In addition, any future issuances of SEPA Shares (as defined herein) may cause immediate and substantial dilution to our existing shareholders and could cause a significant reduction in the market price of our common stock.

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

As of December 31, 2025, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 34.0% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 6.6%, of our outstanding common stock, as of December 31, 2025.

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

ITEM 2. Properties

Our headquarters are located at 11085 Torreyana Road, San Diego, California 92121, where we lease approximately 20,825 square feet of office and laboratory space under a lease that terminates on November 30, 2030. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have been trading on The Nasdaq Capital Market since September 2025 under the symbol “BCAB.” Prior to that time, shares of our common stock traded on The Nasdaq Global Market since December 16, 2020 under the symbol “BCAB.” Prior to that time, there was no public market for shares of our common stock.

Holders of Record

As of March 25, 2026, there were 28 stockholders of record of our common stock and 0 stockholders of record of our Class B common stock. These numbers were derived from our stockholder records and do not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities

None.

Other Information

During the twelve months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

On March 2, 2026, we announced that our Board of Directors initiated a formal process to explore and evaluate strategic options to maximize shareholder value, including the sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. There can be no assurance that this process will result in any agreements or transactions. We do not intend to provide updates until our Board of Directors approves a specific action or otherwise determines whether disclosure is appropriate or required.

In connection with the evaluation of strategic options, we also implemented a reduction in force and other cost-containment measures intended to better align resources with our near-term priorities. In order to continue to preserve capital during this period, we are re-evaluating the timing and scope of our clinical development programs, including the appropriate timeline and pacing of additional enrollment in the Phase 1 study of BA3182 (CAB-EpCAM x CAB-CD3) and the timeline to commence a Phase 3 study for ozuriftamab vedotin (BA3021) (CAB-ROR2-ADC) in 2L+ oropharyngeal squamous cell carcinoma (OPSCC). While we remain focused on conducting the ongoing Phase 1 study and are committed to our clinical development programs, there can be no assurances that clinical development of our programs will not be limited or delayed pending the outcome of the strategic process.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $59.6 million and $69.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $545.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of clinical development of our product candidates. During the year ended December 31, 2025, we implemented certain initiatives to lower cost and extend our cash runway, including a restructuring in March 2025 that included a 30% workforce reduction, and a reduction in our lease footprint by almost half in June 2025. We expect our expenses, and the potential for losses, to be variable as we focus development efforts on selected assets and indications. We expect research and development expenses to decrease in the near term as we complete our Phase 2 trials for certain indications and as a result of the March 2026 workforce reduction, cost containment measures and capital preservation initiatives discussed above.

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

As of December 31, 2025, our cash and cash equivalents totaled approximately $7.1 million. Accordingly, based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents are not sufficient to fund our ongoing operations for a period of at least twelve months from the date the consolidated financial statements included in this report are issued, and these circumstances raise substantial doubt about our ability to continue as a going concern.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

We have entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 9 to our consolidated financial statements). In September 2024, we licensed BA3362, a Nectin-4 x CD3 T cell engaging bispecific antibody, to Context Therapeutics (“Context”). In November 2025, we received the first $2.0 million milestone payment under the license agreement with Context (the “Context License Agreement”). In addition, Context is funding supplementary preclinical research performed by us to support their pre-IND process, where Context has publicly indicated that the IND filing will be completed in the second quarter of 2026.

We recognized revenue of $2.0 million and $11.0 million related to the licensing agreement with Context during the years ended December 31, 2025 and 2024, respectively.

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

We expect our research and development expenses to decrease in the near term as we complete certain of our Phase 2 clinical trials and focus development on our Phase 1 clinical trial of BA3182 (CAB-EpCAM x CAB-CD3) and as a result of the March 2026 workforce reduction, cost containment measures and capital preservation initiatives discussed above. However, research and development could increase upon initiation of new clinical trials, including registrational trials for our lead product candidates. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. Successful product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, to the extent that our product candidates continue to advance into clinical trials, including larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, the quality and consistency in their manufacture, investment in our clinical programs and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects and programs or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Loss on PPAs Liability

Loss on PPAs liability relates to the changes in the fair value of our liability-classified PPAs (as defined below).

Other Expense

Other expense consists of miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Collaboration and other revenue	$2,000	$11,000	$(9,000)
Operating expenses:
Research and development	43,573	63,095	(19,522)
General and administrative	17,732	21,848	(4,116)
Total operating expenses	61,305	84,943	(23,638)
Loss from operations	(59,305)	(73,943)	14,638
Other income (expense):
Interest income	843	3,369	(2,526)
Gain on warrant liability	295	807	(512)
Loss on PPAs liability	(406)	—	(406)
Other expense	(1,034)	(9)	(1,025)
Total other income (expense)	(302)	4,167	(4,469)
Consolidated net loss and comprehensive loss	$(59,607)	$(69,776)	$10,169

Collaboration and other revenue

Collaboration and other revenue was $2.0 million and $11.0 million during the years ended December 31, 2025 and 2024, respectively, and consisted of revenue recognized under the Context License Agreement. See Note 9 to our consolidated financial statements for further details regarding collaboration and licensing agreements.

Research and development expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
External expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	$7,848	$12,934	$(5,086)
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	5,446	8,962	(3,516)
Evalstotug, BA3071 (CAB CTLA-4)	5,026	9,103	(4,077)
BA3182 (CAB EpCAM x CAB CD3)	7,869	5,111	2,758
Other CAB Programs	3,768	6,912	(3,144)
Total external expenses	29,957	43,022	(13,065)
Personnel and related	8,180	12,082	(3,902)
Equity-based compensation	2,199	4,238	(2,039)
Facilities and other	3,237	3,753	(516)
Total research and development expenses	$43,573	$63,095	$(19,522)

Research and development expenses were $43.6 million and $63.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease of approximately $19.5 million was primarily driven by a $13.1 million decrease in program development costs which was primarily due to a $12.7 million decrease in development costs for certain of our clinical stage programs due to lower enrollment and lower overall expense as we complete Phase 2 clinical trials for mecbotamab vedotin, ozuriftamab vedotin and evalstotug, a $3.1 million decrease in other program expense due to a $1.7 million decrease in related party expense primarily incurred in connection with the Context License Agreement and a $1.4 million decrease in development cost for our pre-clinical programs, offset by a $2.8 million increase in development costs for our ongoing Phase 1 trial for our EpCAM program. The remaining decrease in research and development expense is due to a $3.9 million decrease in personnel related expense primarily due to goal achievement for the annual employee incentive bonus falling below the threshold for payment in 2025 and lower headcount including our March 2025 reduction in force, a $2.0 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, and a $0.5 million decrease in facilities and other allocated expense.

General and administrative expense

General and administrative expenses were $17.7 million and $21.8 million for the years ended December 31, 2025 and 2024, respectively. The decrease of approximately $4.1 million was primarily driven by a $1.9 million decrease in personnel related expense related expenses primarily due to goal achievement for the annual employee incentive bonus falling below the threshold for payment in 2025 and lower headcount including our March 2025 reduction in force, a $1.5 million decrease in stock-based compensation related to awards issued under our 2020 Equity Incentive Plan, a $0.3 million decrease in consulting and professional fees related to closing of the Context License Agreement, and a $0.3 million decrease in insurance primarily due to lower D&O insurance premiums.

Interest income

Interest income was $0.8 million and $3.4 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $2.5 million was primarily due to lower cash and cash equivalents compared to the same period in 2024.

Gain on warrant liability

Gain on warrant liability was $0.3 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $0.5 million was due to the change in fair value of the warrants we issued in December 2024.

Loss on PPAs liability

Loss on PPAs liability was $0.4 million for the year ended December 31, 2025 compared to zero for the year ended December 31, 2024. The loss of $0.4 million was due to the change in fair value of the PPAs liability in connection with the PPAs (as defined below) entered into in November 2025.

Other expense

Other expense was $1.0 million and $0.01 million for the year ended December 31, 2025 and 2024, respectively. The increase in expense of $1.0 million was due to transaction costs related to our PPAs and SEPA (as defined below) entered into in November 2025.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of December 31, 2025, we had cash and cash equivalents of $7.1 million.

In November 2025, we entered into Pre-Paid Advance Agreements (the “PPAs”) with each of YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”), Anson Investments Master Fund LP and Anson East Master Fund LP (collectively, the “Investors”). Pursuant to the PPAs, the Investors agreed to advance to us $7.5 million (the “Pre-Paid Advance”). The Pre-Paid Advance was purchased by the Investors at 95% of the face amount of the Pre-Paid Advance for gross proceeds of approximately $7.13 million. The Pre-Paid Advance may be repaid in cash or, at each Investor’s option and from time to time, converted into shares (the “PPA Shares”) of our common stock. The Pre-Paid Advance will accrue interest at an annual rate of 4%, subject to an increase upon the occurrence and continuance of events of default as described in the PPA. The outstanding balance of the Pre-Paid Advance, plus any accrued and unpaid interest, is due and payable on the 12-month anniversary of the closing date, unless otherwise agreed by the parties. We may, at our option, prepay all or part of the outstanding Pre-Paid Advance, plus a 10% payment premium and any accrued and unpaid interest, by delivering a written notice to the applicable Investor, subject to certain conditions. As of March 2026, the entire balance of the Pre-Paid Advance has been converted into PPA Shares and no amounts remain outstanding under the PPAs.

In November 2025, we also entered into the Standby Equity Purchase Agreement (the “SEPA” and together with the PPAs, the “Agreements”) with Yorkville pursuant to which we have the right to sell to Yorkville up to $15.0 million of shares of common stock (the “Commitment Amount”), subject to certain limitations and conditions set forth in the SEPA, during the 36 months beginning November 20, 2025 (such shares, the “SEPA Shares”). Sales of the SEPA Shares to Yorkville and the timing of any such sales, if elected to be utilized by us at a future date, are at our option, and we are under no obligation to sell any SEPA Shares to Yorkville. As consideration for Yorkville’s commitment to purchase the SEPA Shares, we agreed to pay to Yorkville a commitment fee equal to 2.00% of the Commitment Amount, or $300,000, which was satisfied by the issuance to Yorkville of an aggregate of 243,428 shares of common stock (the “Commitment Shares”) based on the price per share equal to the VWAP of the common stock on the trading day immediately prior to the Effective Date, or $1.2324. As of March 31, 2026, 2,404,635 SEPA Shares had been sold under the SEPA, with gross proceeds to the Company totaling approximately $0.4 million.

In December 2024, we closed on an offering (the “December 2024 Offering”) of 9,679,158 shares of common stock at a price of $0.9520 per share with accompanying warrants to purchase up to 9,679,158 shares of common stock, which have an exercise price of $1.19 per share (the “Warrants”). The gross proceeds from the December 2024 Offering were approximately $9.2 million, before deducting $0.7 million of placement agent fees and other offering expenses payable by us. The accompanying Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 9,679,158 Warrants outstanding and exercisable at December 31, 2025.

Future Funding Requirements

Our primary uses of cash are to fund operating expenses, which consist primarily of research and development expenses related to our programs and related personnel costs. The timing and amount of future funding requirements depends on many factors, including the following:

•
the timing and outcome of our recently initiated evaluation of strategic options;
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

Based on our current operating plan, our current cash and cash equivalents are not sufficient to fund our ongoing operations for a period of at least twelve months from the date the consolidated financial statements included in this report are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes additional funds can be raised through equity or debt financings, strategic collaborations transactions, or a combination of these approaches, which will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including recent and future government shutdowns, tariffs and trade disputes with other countries, inflation, high interest rates, growing recession risks, supply chain disruptions, and geopolitical tensions and disruptions, including the US and EU sanctions on Russian oil and gas, the ongoing conflict between Russia and Ukraine, the wars between Israel and the terrorist groups Hamas and Hezbollah, the current political situation in Venezuela and escalating conflict and tensions with Iran, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through additional reductions in staff and delay, scale back or stop certain research and development programs.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(48,204)	$(71,936)
Financing activities	6,276	9,511
Net decrease in cash and cash equivalents	$(41,928)	$(62,425)

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $48.2 million, which consisted of a consolidated net loss of $59.6 million, offset by a net change of $4.3 million in our net operating assets and liabilities, $6.4 million of non-cash transactions and a $0.7 million adjustment to reclassify issuance costs related to the PPAs announced in November 2025 that were expensed as incurred. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $2.8 million, an increase in operating lease right-of-use assets and liabilities of $0.3 million, and a decrease in prepaid expenses and other assets of $1.1 million. The non-cash transactions primarily consisted of $5.4 million of stock-based compensation, $0.4 million related to change in fair value of the PPAs liability, $0.4 million related to depreciation and amortization, $0.3 million related to the commitment fee for the SEPA announced in November 2025, and a $0.2 million loss on disposal of property and equipment, offset by $0.3 million related to the change in fair value of the warrant liability.

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

Cash provided by financing activities

Net cash provided by financing activities was $6.3 million for the year ended December 31, 2025, which consisted primarily of $7.1 million in net proceeds from the PPAs and $0.1 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan, offset by the payment of financing costs in connection with the December 2024 offering of $0.4 million and $0.5 million in connection with the PPAs.

Net cash provided by financing activities was $9.5 million for the year ended December 31, 2024, which consisted primarily of $9.2 million in net proceeds from the issuance of common stock and warrants in connection with the December 2024 offering and common stock issued under our Employee Stock Purchase Plan of $0.3 million, partially offset by payment of taxes related to the net settlement of equity awards of $46 thousand.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Other Company Information

Recent Accounting Pronouncements

See Note 1 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 8. Financial Statements and Supplementary Data

BioAtla, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioAtla, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAtla, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrual of Clinical Trial Expenses

Description of the Matter

During 2025, the Company incurred $43.6 million for research and development expenses and as of December 31, 2025 accrued $5.8 million for clinical trial costs. A portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon actual work completed in accordance with signed agreements.

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

San Diego, California

March 31, 2026

BioAtla, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,118	$49,046
Prepaid expenses and other current assets	895	2,186
Total current assets	8,013	51,232
Property and equipment, net	120	678
Operating lease right-of-use-asset, net	5,532	512
Other assets	163	—
Total assets	$13,828	$52,422
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$16,353	$13,704
Operating lease liabilities	1,427	836
PPAs liability	4,142	—
Total current liabilities	21,922	14,540
Operating lease liabilities, less current portion	4,773	—
Liability to licensor	19,806	19,806
Warrant liability	3,516	3,811
Total liabilities	50,017	38,157
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2025 and December 31, 2024; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at December 31, 2025 and December 31, 2024; 63,464,322 and 58,099,164 shares issued and outstanding at December 31, 2025 and December 31, 2024	6	6
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at December 31, 2025 and December 31, 2024; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	509,451	500,298
Accumulated deficit	(545,646)	(486,039)
Total stockholders’ equity (deficit)	(36,189)	14,265
Total liabilities and stockholders’ equity (deficit)	$13,828	$52,422

See accompanying notes.

BioAtla, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years ended December 31,
	2025	2024
Collaboration and other revenue	$2,000	$11,000
Operating expenses:
Research and development expense (includes related party amounts of $300 and $2,150 for the years ended December 31, 2025 and 2024, respectively)	43,573	63,095
General and administrative expense	17,732	21,848
Total operating expenses	61,305	84,943
Loss from operations	(59,305)	(73,943)
Other income (expense):
Interest income	843	3,369
Gain on warrant liability	295	807
Loss on PPAs liability	(406)	—
Other expense	(1,034)	(9)
Total other income (expense)	(302)	4,167
Consolidated net loss and comprehensive loss	$(59,607)	$(69,776)
Net loss per common share, basic and diluted	$(1.01)	$(1.44)
Weighted-average shares of common stock outstanding, basic and diluted	58,827,934	48,573,364

See accompanying notes.

BioAtla, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2023	48,077,599	$5	—	$—	$486,930	$(416,263)	$70,672
Issuance of common stock, net of issuance costs and warrant liability	9,679,158	1	—	—	4,151	—	4,152
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	76,995	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	265,412	—	—	—	342	—	342
Taxes related to net share settlement of equity awards	—	—	—	—	(46)	—	(46)
Stock-based compensation expense	—	—	—	—	8,921	—	8,921
Net loss	—	—	—	—	—	(69,776)	(69,776)
Balance at December 31, 2024	58,099,164	$6	—	$—	$500,298	$(486,039)	$14,265
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	627,739	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	256,831	—	—	—	100	—	100
Issuance of common stock for commitment fee under SEPA	243,428	—	—	—	282	—	282
Issuance of common stock under PPAs	4,237,160	—	—	—	3,389	—	3,389
Taxes related to net share settlement of equity awards	—	—	—	—	(52)	—	(52)
Stock-based compensation expense	—	—	—	—	5,434	—	5,434
Net loss	—	—	—	—	—	(59,607)	(59,607)
Balance at December 31, 2025	63,464,322	$6	—	$—	$509,451	$(545,646)	$(36,189)

See accompanying notes.

BioAtla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(59,607)	$(69,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373	925
Loss on disposal of property and equipment	185	—
Change in fair value of warrant liability	(295)	(807)
Change in fair value of PPAs liability	406	—
Commitment fee under SEPA	282	—
Financing costs related to PPAs	742	—
Stock-based compensation	5,434	8,921
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,128	2,903
Accounts payable and accrued expenses	2,804	(13,461)
Right-of-use assets and lease liabilities, net	344	(641)
Net cash used in operating activities	(48,204)	(71,936)
Cash flows from financing activities
Proceeds from PPAs	7,125	—
Payment of financing costs related to issuance of common stock, PPAs and SEPA	(897)	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	9,215
Proceeds from issuance of common stock under Employee Stock Purchase Plan	100	342
Payments for taxes related to net settlement of equity awards	(52)	(46)
Net cash provided by financing activities	6,276	9,511
Net decrease in cash and cash equivalents	(41,928)	(62,425)
Cash and cash equivalents, beginning of period	49,046	111,471
Cash and cash equivalents, end of period	$7,118	$49,046
Supplemental disclosure of non-cash investing and financing activities
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$5,999	$—
PPAs related costs included in accounts payable and accrued expense	$289	$—
Fair value of common stock issued in satisfaction of PPAs liability	$3,389	$—
Equity issuance costs included in accounts payable and accrued expense	$—	$445

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). BioAtla, Inc. is a single legal entity with one consolidated variable interest entity (“VIE”), BA 3021 SPV LLC (see Note 10).

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidates. As of December 31, 2025, the Company had an accumulated deficit of $545.6 million. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Management is required to perform a two-step analysis of the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management’s assessment concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the issuance date of these consolidated financial statements.

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

Variable Interest Entities

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE. VIEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently, (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity and (iii) the legal entity is structured with substantive voting rights. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The Company has a controlling financial interest in a VIE when the Company has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether or not it has a controlling financial interest (see Note 10).

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accruals for research and development costs, equity-based compensation, and fair value measurements related to the Pre-Paid Advance Agreements (the “PPAs”) and SEPA (as defined in Note 8). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of highly rated securities including U.S. Government and U.S. Treasury money market funds, which are unrestricted as to withdrawal or use. The cash and cash equivalents balance as of December 31, 2025 and 2024 includes $4.3 million and $38.8 million, respectively, invested in U.S. Government and U.S. Treasury money market funds.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses for the years ended December 31, 2025 and 2024.

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

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non current on the Company’s consolidated balance sheets. The Company does not have any finance leases.

Derivative Instruments and Warrant Liabilities

The Company evaluates its financial instruments and other contracts, including issued warrants to purchase common stock, to determine if those instruments are required to be recognized as derivatives or contain features that qualify as embedded derivatives under the relevant accounting standards (see Note 4 and Note 8). The result of this accounting treatment is that the derivative is carried at fair value as an asset or liability with changes in fair value recognized in earnings at each reporting date. Changes in the fair value of derivatives are recorded in the consolidated statements of operations and comprehensive loss as a component of other income (expense).

Fair Value Option

Under the ASC 825, Financial Instruments (“ASC 825”) the Company has the irrevocable option to report certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Under the PPAs entered into in November 2025, pre-paid advances having an aggregate principal amount of $7.5 million (the “Pre-Paid Advance”) were issued to the Company. The Company elected the fair value option to account for the Pre-Paid Advance (See Note 4 and Note 7). The fair value option was elected as management believes fair value measurement better aligns with the instrument’s economic risks and expected settlement outcomes. This election also eliminates the need to bifurcate the embedded conversion features and account for them separately as derivative instruments.

The Pre-Paid Advance was initially recorded at fair value at issuance, which was determined to be equal to the transaction price of $7.15 million. Issuance costs incurred in connection with the Pre-Paid Advance were expensed as incurred, consistent with the requirements applicable to instruments measured at fair value under ASC 825. Subsequent to initial recognition, the Company remeasures the Pre-Paid Advance to fair value at each reporting date, with changes in fair value recognized in earnings within the loss on PPAs liability on the consolidated statements of operations and comprehensive loss. The change in fair value related to accrued interest is presented with the total change in fair value of the Pre-Paid Advance as a single line within the loss on PPAs liability on the consolidated statements of operations and comprehensive loss.

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

As of December 31, 2025, the Company has accrued $5.8 million related to clinical trial costs. The Company has entered into contracts related to its clinical trials with clinical research organizations. The Company reviews and accrues clinical trial costs based on work performed, which relies on estimates and assumptions of total trial management costs, sites activated, patients enrolled, and number of patient visits. The Company follows this method since reasonably dependable estimates of the costs applicable to clinical trials can be made. Accrued clinical trial costs are subject to revisions as the trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. A modification in the protocol of a clinical trial or cancellation of a trial could result in a material change to the Company's results of operations.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of common stock warrants, RSUs, common stock options outstanding under the Company’s stock option plan, contingently issuable shares under the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”), and potential future conversions of the Pre-Paid Advance into common stock (“PPA Shares”).

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	December 31,
	2025	2024
Common stock warrants	9,679,158	9,679,158
Common stock options	5,879,071	6,096,046
Restricted stock units	2,433,825	1,553,000
ESPP shares	49,559	78,869
PPA Shares	6,846,153	—
Total	24,887,766	17,407,073

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, Accounting Standards Updates (“ASU”) not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements or disclosures.

In November 2024, the FASB issued Accounting Standards Update ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”. This update will improve the navigability of required interim disclosures and clarify when that guidance is applicable, and will require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company will adopt the standard for the interim periods within the year ending December 31, 2028. The Company is currently evaluating the impact of the adoption on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 in the fourth quarter of 2025. The Company expanded its income tax disclosures as a result of adopting this new accounting standard.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid research and development	$663	$1,739
Other prepaid expenses and current assets	232	447
Total	$895	$2,186

Property and equipment consist of the following (in thousands):

		December 31,
	Useful life (years)	2025	2024
Furniture, fixtures and office equipment	3 - 7	$1,101	$1,721
Laboratory equipment	5	1,829	2,280
Leasehold improvements	2 - 3	2,498	3,680
		5,428	7,681
Less accumulated depreciation and amortization		(5,308)	(7,003)
Total		$120	$678

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accounts payable	$8,194	$1,902
Accrued compensation	37	2,726
Accrued research and development	7,280	8,033
Other accrued expenses	842	1,043
Total	$16,353	$13,704

3. Restructuring

In March 2025, the Company implemented a corporate restructuring, which included a reduction in force, designed to improve the Company’s operating model and cost structure.

In connection with the restructuring, the Company implemented a reduction in workforce of approximately 30%, which was initiated in the first quarter of 2025. The Company recorded restructuring costs of $0.6 million, during the year ended December 31, 2025, of which $0.5 million is included in research and development expense and $0.1 million is included in general administrative expense in the consolidated statements of operations and comprehensive loss. Restructuring costs primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. These benefits were fully paid out during the second quarter of 2025, and there is no remaining restructuring liability as of December 31, 2025.

4. Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, pre-paid advances, accounts payable and accrued expenses, and warrants to purchase common stock. The carrying amounts of the Company’s cash and cash equivalents and accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term nature.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,285	$—	$—	$4,285
Liabilities
Warrants	$—	$—	$3,516	$3,516
Pre-Paid Advance	$—	$—	$4,142	$4,142

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$38,822	$—	$—	$38,822
Liabilities
Warrants	$—	$—	$3,811	$3,811

No transfers between levels have occurred during the periods presented.

Cash Equivalents

Cash equivalents are comprised of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Warrant Liability

As of December 31, 2025, Level 3 liabilities include the warrant liability which resulted from warrants being issued on December 20, 2024 (as further described in Note 8), which did not meet the criteria for equity classification in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), and are therefore accounted for as liabilities at fair value.

The Company estimates the fair value of its warrants using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model.

The significant inputs used in the valuation models to measure the fair value of the warrants are as follows:

	Valuation Date
	December 31, 2025	December 31, 2024
Common stock price	$0.57	$0.59
Risk-free rate	3.68%	4.40%
Expected term (in years)	4.47	5.47
Expected volatility	103.2%	94.6%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 liabilities for the year ended December 31, 2025 (in thousands):

Warrant Liability
Balance at December 31, 2024	$3,811
Change in fair value of warrant liability	(295)
Balance at December 31, 2025	$3,516

Changes in the fair value of the liability-classified warrants are recognized within the gain on warrant liability, a component of other income (expense) in the consolidated statements of operations and comprehensive loss.

PPAs Liability

As of December 31, 2025, Level 3 liabilities include the Pre-Paid Advance issued to the Company in November 2025 (as further described in Note 7), for which the Company elected the fair value option.

The Pre-Paid Advance is classified within Level 3 of the fair value hierarchy as the fair value is derived using a Monte Carlo simulation model in a risk neutral framework, which uses significant unobservable inputs. The significant assumptions used in the valuation model include volatility, expected term, risk-free rates, and credit-adjusted discount rates.

The following table presents the changes in the fair value of Level 3 liabilities for the year ended December 31, 2025 (in thousands):

PPAs Liability
Balance at December 31, 2024	$—
Issuance of Pre-Paid Advance	7,125
Partial conversion of Pre-Paid Advance into common stock	(3,389)
Change in fair value of PPAs liability	406
Balance at December 31, 2025	$4,142

Changes in the fair value of the Pre-Paid Advance are recognized within the loss on PPAs liability, a component of other income (expense) on the consolidated statements of operations and comprehensive loss.

5. Leases

The Company has a single operating lease for its corporate headquarters and laboratory space in San Diego, California. In June 2025, the Company entered into an amendment to the lease which reduced the leased space and extended the lease term for the remaining space through November 2030. Pursuant to the amended lease, the Company also has a one-time option to extend the lease term by an additional three years. The amended lease includes certain rent abatement, rent escalations, tenant improvement allowances and additional charges for common area maintenance and other costs.

Under the relevant guidance, the Company reassessed the lease classification and remeasured the lease liability as of the effective date of modification and recognized a lease liability and ROU asset of approximately $6.0 million on the Company’s consolidated balance sheets.

The components of lease expense included in the Company’s consolidated statements of operations and comprehensive loss include (in thousands):

	Years ended December 31,
	2025	2024
Operating lease expense	$1,311	$1,043
Variable lease expense	568	689
Total lease expense, net	$1,879	$1,732

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the years ended December 31, 2025 and 2024.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (in years)	4.9	0.5
Weighted average discount rate percentage	9.00%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating leases	$967	$1,685

Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Years ending December 31:	Operating lease
2026	$1,484
2027	1,528
2028	1,574
2029	1,621
2030	1,529
Total future lease payments	7,736
Less imputed interest	(1,536)
Total operating lease liabilities	$6,200

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

7. Pre-Paid Advance

In November 2025, the Company closed on the PPAs with YA II PN, Ltd. (“Yorkville”), Anson Investments Master Fund LP and Anson East Master Fund LP (collectively, the “Anson Funds” and together with Yorkville, the “Investors”). Pursuant to the PPAs, the Investors agreed to provide the Company with the Pre-Paid Advance consisting of an aggregate principal amount of $7.5 million, at a purchase price equal to 95% of the face amount. The purchase resulted in gross proceeds to the Company of $7.13 million.

The Pre-Paid Advance matures on November 21, 2026, and accrues interest at 4% per annum, subject to an increase to 18% upon certain Events of Default (as defined in the PPAs). The Company may, at its option, on any date the VWAP of the Company’s common stock is less than the Fixed Price, prepay all or part of the outstanding Pre-Paid Advance, plus a 10% premium and any accrued and unpaid interest.

The Pre-Paid Advance may be repaid in cash or, at each Investor’s option via written notice (each, a “Purchase Notice”), converted into shares of the Company’s common stock at a purchase price per share equal to the lower of (a) $1.39 (the “Fixed Price”) and (b) 95% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock for the seven trading days preceding the Purchase Notice (such price, the “Market Price”), at all times subject to a floor of $0.23 (the “Floor Price”). The Investors may also elect to use the Fixed Price in any Purchase Notice even if it is greater or less than the Market Price.

The issuance of shares under the PPAs is subject to further limitations and conditions, including that the shares of common stock beneficially owned by each Investor and its affiliates at any one time will not exceed 4.99% of the then-outstanding shares of the Company’s common stock. Pursuant to the rules of The Nasdaq Capital Market, the total aggregate number of shares issuable under the terms of the PPAs and the SEPA (as defined in Note 8) was initially limited to a number equivalent to 19.99% of the outstanding shares of the common stock as of November 17, 2025 (the “Exchange Cap”). On December 30, 2025, the Company’s stockholders’ approved the issuance of shares under the PPAs and the SEPA in excess of the Exchange Cap.

In the event certain events occur, including (i) the failure to maintain a closing stock price greater than the Floor Price for any five of seven consecutive trading days, (ii) any of the shares to be issued pursuant to the PPAs are not eligible to be sold pursuant to an effective registration statement for a period of 10 consecutive trading days or (iii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (the date on which any event described in (i) through (iii) occurs, the “Amortization Event Date”), the Company will be required to make monthly cash payments equal to the lesser of 18% of each Investor’s respective initial Pre-Paid Advance amount, or the outstanding principal balance of such Pre-Paid Advance on the Amortization Event Date, plus a 10% payment premium and any accrued and unpaid interest. Such payments will continue until either all amounts outstanding under the Pre-Paid Advance are paid in full or certain cure conditions have been met.

As a result of the Company’s election to account for the Pre-Paid Advance under the fair value option in ASC 825, the Pre-Paid Advance was initially recorded at fair value at issuance and is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings within the loss on PPAs liability on the consolidated statements of operations and comprehensive loss. The Company estimates the fair value of the Pre-Paid Advance using the Monte Carlo simulation model, which uses significant unobservable inputs (Level 3). See Note 4 for significant assumptions used in determining the fair value.

The Company incurred issuance costs of $0.7 million, which were expensed as incurred, as required under the fair value option, and such costs are presented within other income (expense) on the consolidated statements of operations and comprehensive loss.

From the issuance date to December 31, 2025, the Company issued common stock to the Investors in settlement of approximately $3.1 million in principal and accrued interest under the Pre-Paid Advance. The remaining principal and accrued interest under the Pre-Paid Advance has been converted into common stock as of March 2026 (refer to Note 14).

As of December 31, 2025, the outstanding principal balance of the Pre‑Paid Advance was $4.5 million. The Pre-Paid Advance had a fair value of $4.1 million as of that date and is classified as a current obligation in the accompanying consolidated balance sheets.

8. Stockholders’ Equity

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

November 2025 Standby Equity Purchase Agreement

In November 2025, in connection with the entry into the PPAs (as defined in Note 1), the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $15.0 million of shares of common stock (the “Commitment Amount”, and such shares, the “SEPA Shares”), over a 36-month period. Sales of SEPA Shares to Yorkville and the timing of any such sales are at the Company’s option, and the Company is under no obligation to sell such shares to Yorkville. The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the effective date or (ii) the date on which Yorkville has purchased SEPA Shares equal to the Commitment Amount. The Company has the right to terminate the SEPA at no cost or penalty with five trading days’ written notice. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

Each advance (each, a “SEPA Advance”) the Company requests from Yorkville may be for a number of SEPA Shares up to 100% of the average daily trading volume of the Company’s common stock on The Nasdaq Capital Market during the five trading days immediately prior to the date of the Company’s request. The SEPA Shares delivered by the Company will be purchased by Yorkville at a price equal to 97% of the lowest daily VWAP of the Company’s common stock during the three trading days prior to the request, subject to a minimum price that may be specified in the Company’s request.

The Company may not request a SEPA Advance until all amounts outstanding under the Pre-Paid Advance (as defined in Note 1) have been repaid in full, unless an Amortization Event (as defined in Note 7) has occurred and is continuing, provided that all proceeds from any such SEPA Advance are used to repay the obligations outstanding under the Pre-Paid Advance.

The issuance of shares under the SEPA is subject to further limitations and conditions, including that the shares of common stock beneficially owned by each Investor and its affiliates at any one time will not exceed 4.99% of the then-outstanding shares of the Company’s common stock. Pursuant to the rules of The Nasdaq Capital Market, the total aggregate number of shares issuable under the terms of the PPAs (as defined in Note 7) and the SEPA was initially limited to a number equivalent to 19.99% of the outstanding shares of the common stock as of

November 17, 2025 (the “Exchange Cap”). On December 30, 2025, the Company’s stockholders approved the issuance of shares under the PPAs and the SEPA in excess of the Exchange Cap.

As consideration for Yorkville’s commitment to purchase SEPA Shares, the Company paid Yorkville a cash structuring fee and issued 243,428 shares of common stock to Yorkville. Such fees, totaling approximately $0.3 million, were expensed as incurred and are presented as a component of other income (expense) on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2025, no SEPA Shares were sold under the SEPA.

December 2024 Offering and Warrant Issuance

In December 2024, the Company closed on an offering (the “December 2024 Offering”) of 9,679,158 shares of common stock at a price of $0.9520 per share with accompanying warrants to purchase up to 9,679,158 shares of common stock, which have an exercise price of $1.19 per share (the “Warrants”). The gross proceeds from the December 2024 Offering were approximately $9.2 million, before deducting $0.7 million of placement agent fees and other offering expenses payable by the Company. As discussed in Note 4, the Company recorded a liability at fair value related to the issuance of the Warrants, with changes in fair value each reporting period recognized as a component of other income (loss) in the Company’s consolidated statements of operations and comprehensive loss. The accompanying Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 9,679,158 Warrants outstanding and exercisable at December 31, 2025.

2020 Equity Incentive Plan

On October 29, 2020, the Company’s board of directors approved the adoption of the BioAtla, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and approved certain amendments to the 2020 Plan in December 2020. The Company’s stockholders approved the 2020 Plan, as amended, in December 2020. Under the 2020 Plan, the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of December 31, 2025 and 2024, the total number of common shares authorized for issuance under the 2020 Plan was 12,273,892 and 10,735,431, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by the number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

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

Stock-based compensation expense recognized for all equity awards under the 2020 Plan has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2025	2024
Research and development	$2,199	$4,238
General and administrative	3,235	4,683
Total	$5,434	$8,921

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the year ended December 31, 2025:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2024	1,553,000	$2.48
Granted	1,863,000	$0.32
Vested	(728,295)	$2.38
Forfeited	(253,880)	$1.09
Outstanding at December 31, 2025	2,433,825	$1.00

As of December 31, 2025, total unrecognized stock-based compensation expense for RSUs was $2.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the year ended December 31, 2025:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	6,096,046	$7.65	7.59	$—
Granted	9,000	$0.68
Exercised	—	$—
Forfeited	(150,577)	$5.54
Expired	(75,398)	$8.48
Balance at December 31, 2025	5,879,071	$7.68	6.43	$—
Vested and expected to vest at December 31, 2025	5,879,071	$7.68	6.43	$—
Exercisable at December 31, 2025	4,898,655	$8.42	6.29	$—

As of December 31, 2025, total unrecognized stock-based compensation cost for unvested common stock options was $2.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.1 years. The weighted- average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $0.51 per share and $2.04 per share, respectively. The total fair value of options vested during the years ended December 31, 2025 and 2024 was $4.3 million and $9.7 million, respectively. Upon option exercise, the Company issues new shares of its common stock.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Years ended December 31,
	2025	2024
Expected volatility	95.3%	88.7%
Risk-free interest rate	3.65%	4.25%
Expected dividend yield	0.0%	0.0%
Expected term	5.29 years	5.95 years

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

Employee Stock Purchase Plan

In December 2020, the Company’s board of directors and stockholders approved the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of December 31, 2025 and 2024, a total of 3,035,873 shares and 2,281,600 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 929,658 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company issued 256,831 and 265,412 shares of common stock under the ESPP during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, 2,189,334 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the twelve months ended December 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	December 31,
	2025	2024
Warrants for the purchase of common stock	9,679,158	9,679,158
Common stock options and restricted stock units issued and outstanding	8,312,896	7,649,046
Awards available for future issuance under the 2020 Plan	1,300,651	1,154,335
Awards available for future issuance under the ESPP	2,189,334	1,691,892
Shares available for future conversions of PPAs	6,846,153	—
Total common stock reserved for future issuance	28,328,192	20,174,431

9. Collaboration, License and Option Agreements

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

The Company did not recognize any revenue related to the collaboration agreement with BeOne during the years ended December 31, 2025 and 2024. The Company had a $19.8 million liability to licensor as of December 31, 2025 and 2024.

Collaboration and Supply Agreement with Bristol-Myers Squibb

In January 2022, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a clinical trial collaboration and supply agreement (the “BMS Agreement”). Under the terms of the BMS Agreement, BioAtla and BMS collaborate on clinical trials of separate combination therapies using two of BioAtla’s CAB ADCs, mecbotamab vedotin (BA3011) and ozuriftamab vedotin (BA3021), each in combination with Opdivo® (nivolumab), BMS’ proprietary anti-PD-1 monoclonal antibody product. The Company serves as the study sponsor of the scheduled studies and is responsible for costs associated with the trial execution. BMS provides Opdivo® clinical drug supply at no cost for the combination study trials. After the completion of the combination therapy trials, the Company is obligated to provide BMS with a final report of the data resulting from the trial. The BMS Agreement was amended in October 2022 to include additional territories for the Company’s mecbotamab vedotin and ozuriftamab vedotin combination study trials. There was no impact to the Company's financial results for the years ended December 31, 2025 or 2024 as a result of this agreement.

License Agreement with Context Therapeutics Inc.

In September 2024, the Company entered into a License Agreement (the “Context License Agreement”) with Context Therapeutics Inc. (“Context”). Under the terms of the Context License Agreement, BioAtla granted Context an exclusive, worldwide license to develop, manufacture and commercialize two licensed antibodies, including BA3362 (renamed by Context as CT-202), the Company’s Nectin-4 x CD3 T cell engaging (“TCE”) bispecific antibody (the “License”). The Company also transferred know-how, including any necessary materials Context would need to perform research and development. In exchange for the License, the Company is eligible to receive up to $133.5 million in aggregate payments, including an upfront cash payment and potential development, regulatory and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales of the products. In connection with the execution of the Context License Agreement, the Company also entered into an agreement with Himalaya Therapeutics SECZ, a related party (See Note 10).

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

Management determined that the transfer of the License did not meet any of the criteria for recognizing revenue over time, and therefore revenue was recognized at the point in time that the Context License Agreement was executed and the License was transferred to Context. Additional revenue will be recognized for development milestone payments, the sales milestone payments, and the royalty payments if and when the constraints are resolved. In November 2025, the Company received the first $2.0 million milestone payment under the Context License Agreement for progress with their CAB-Nectin-4 x CD3 TCE. All other variable consideration remains fully constrained as of December 31, 2025.

The Company recognized $2.0 million and $11.0 million of revenue related to the Context License Agreement for the years ended December 31, 2025 and 2024, respectively, included in Collaboration and Other Revenue.

10. Related Party Transactions

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

Inversagen has only nominal assets and liabilities and is a VIE as the entity lacks sufficient equity to finance its activities without additional subordinated financial support. The Company does not consolidate Inversagen as it is not the primary beneficiary; the Inversagen License and the Amended Inversagen License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in Inversagen, and no exposure to its losses. The Company has not provided any services to Inversagen, has not provided any support to Inversagen and has no obligation to do so, and Inversagen’s creditors have no recourse to the general credit of the Company. The Company does not have any assets or liabilities associated with its variable interest in Inversagen at December 31, 2025 and 2024.

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

BioAtla Holdings is a variable interest entity as it does not have sufficient equity to finance its activities without additional subordinated financial support. The royalty payments and option to acquire assets represent variable interests held by the Company in BioAtla Holdings. The Company is not the primary beneficiary of BioAtla Holdings, however, as the BioAtla Holdings License and Amended BioAtla Holdings License did not and do not provide the Company with any decision-making power over the activities that are most significant to the entity’s economic success, such as the direction of its development efforts or the search for or terms of any future financing arrangements. The Company has no equity interest in BioAtla Holdings, and no exposure to its losses. BioAtla Holdings is currently inactive, and the Company has not provided any support to BioAtla Holdings and has no obligation to do so, and BioAtla Holdings’ creditors have no recourse to the general credit of the Company. The Company does not have any assets or liabilities associated with its variable interests in BioAtla Holdings at December 31, 2025 and 2024.

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

Himalaya Therapeutics SEZC is a VIE as it does not have sufficient equity to finance its activities without additional subordinated financial support. The Company is not obligated to provide financial support to Himalaya Therapeutics SEZC. The Company is not the primary beneficiary of Himalaya Therapeutics SEZC, however, as the Amended Rights Agreement does not provide BioAtla, Inc. with the power to direct activities of a VIE that most significantly impact the VIE’s economic performance, such as decision-making power over the direction of its development efforts or the search for or terms of any future financing arrangements. The Company does not have any assets or liabilities recorded at December 31, 2025 and 2024 associated with its variable interest in Himalaya Therapeutics SEZC, and has no exposure to Himalaya Therapeutics SEZC losses.

Himalaya Therapeutics SEZC is a related party as Dr. Jay Short and his spouse serve as directors, and Dr. Short's spouse also serves as an officer of such entity.

Clinical Trial Services Agreement

In January 2024, the Company entered into an amended Clinical Trial Services Agreement (as so amended, the “Clinical Trial Services Agreement”) with Himalaya Therapeutics SEZC (“Himalaya”). Under the Clinical Trial Services Agreement, BioAtla paid Himalaya for services related to the initiation of clinical trials for evalstotug in China for a period of 12 months. All payments have been made under the Clinical Trial Services Agreement as of December 31, 2024.

Global Transaction Agreement

In September 2024, the Company entered into a Global Transaction Agreement (the “Himalaya Agreement”) with Himalaya. BioAtla and Himalaya had previously entered into an Amended and Restated Exclusive Rights Agreement (the “Amended Rights Agreement”) in January of 2020. Pursuant to the Amended Rights Agreement, Himalaya controls rights to develop, manufacture and commercialize certain assets, including BA3362 which was licensed to Context (see Note 9), in certain territories as further specified in the Amended Rights Agreement. Pursuant to the Himalaya Agreement, Himalaya consented to BioAtla’s execution and performance of the Agreement, and granted to BioAtla an exclusive, worldwide, sublicensable license for those impacted products and intellectual property. Further, as set forth in the Amended Rights Agreement and further clarified in the Himalaya Agreement, BioAtla agreed to pay, subject to any applicable tax withholdings, to Himalaya (i) a mid-teens percentage of all upfront payments and development milestones received by BioAtla from Context under the Context License Agreement; and (ii) a specified percentage of any and all sales milestones and/or royalties based upon Net Sales (as defined in the Context License Agreement) in the People’s Republic of China and the Special Administrative Regions of Hong Kong, Macao and Taiwan that BioAtla receives from Context under the Context License Agreement.

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

For the year ended December 31, 2025, the Company recognized $0.3 million related to the transactions with Himalaya, compared to $2.2 million for the year ended December 31, 2024. The Company did not have any amounts due from or due to Himalaya as of December 31, 2025 or 2024.

Himalaya Parent LLC

Dr. Jay Short and his spouse serve as managers of Himalaya Parent LLC. The Company does not have a variable interest in Himalaya Parent LLC.

BA 3021 SPV, LLC

BA 3021 SPV LLC, a Delaware limited liability company (the “SPV”), was incorporated in December 2025. However, the Company has not yet completed the legal steps required to form the new entity as a wholly owned subsidiary, and the new entity has not issued any common units or finalized its limited liability company agreement as of December 31, 2025. The Company determined that BioAtla is the primary beneficiary of the SPV as of December 31, 2025.

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

12. Income Taxes

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the Company’s income tax expense is as follows (in thousands):

	Year Ended December 31, 2025
	Amount	%
Tax computed at the federal statutory rate	$(12,518)	21.0%
State and local income taxes, net of federal income tax effect (1)	—	—%
Tax credits:
Research and development credit	(1,279)	2.1%
Orphan drug credit	(533)	0.9%
Change in valuation allowance	12,829	(21.5)%
Non-taxable or nondeductible items:
Permanent items	117	(0.2)%
Equity compensation	403	(0.7)%
Nondeductible officer’s compensation	981	(1.6)%
Changes in unrecognized tax benefits	—	—%
Other, net	—	—%
Provision for income taxes	$—	—%

(1) The state that contributes to the majority (greater than 50%) of the tax effect in this category was California for year ending December 31, 2025.

As previously disclosed prior to the adoption of ASU 2023-09, a reconciliation of the income tax expense computed at the U.S. federal statutory income tax rate to the Company's income tax expense is as follows (in thousands):

Year Ended December 31, 2024
Tax computed at the federal statutory rate	$(14,653)
State income taxes, net of federal tax benefit	(49)
Nondeductible executive compensation	369
Stock-based compensation	294
Research and development and orphan drug credits	(3,789)
Uncertain tax positions	947
Other, net	(132)
Valuation allowance	17,013
Income tax expense	$—

For the year ended December 31, 2025, the Company’s loss was entirely domestic. No current or deferred income tax expense was incurred and no cash income taxes were paid during the year ended December 31, 2025.

The Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$51,463	$33,799
Liability to licensor	4,159	4,159
Goodwill	2,427	2,683
Lease liability	1,302	176
Accrued compensation	—	556
Research credit carryforwards	15,424	13,221
Section 174 cost capitalization	30,808	36,951
Section 59(e) cost capitalization	6,300	7,350
Stock-based compensation	3,635	3,938
Deferred gain	1,491	—
Fixed assets	4	—
Other	81	5
Gross deferred tax assets	117,094	102,838
Less: valuation allowance	(115,932)	(102,655)
Total deferred tax assets	1,162	183
Deferred tax liabilities:
Fixed assets	—	(75)
Operating lease right-of-use asset	(1,162)	(108)
Total deferred tax liabilities	(1,162)	(183)
Net deferred tax assets	$—	$—

A valuation allowance of approximately $115.9 million as of December 31, 2025 has been established to offset the deferred tax assets as the Company has determined that it is not more likely than not that these assets will be realized. The valuation allowance increased by approximately $13.3 million during 2025.

At December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $244.4 million and $2.2 million, respectively. The federal net operating loss and approximately $1.1 million of state net operating losses can be carried forward indefinitely, subject to an 80% limitation against taxable income. The remaining state net operating losses of approximately $1.1 million will begin to expire in 2042, unless previously utilized.

At December 31, 2025, the Company had federal and California research and development credit carryforwards of approximately $11.8 million and $4.0 million, respectively. The federal credit carryforwards will begin to expire in 2040, unless previously utilized. The California credits will carry forward indefinitely.

At December 31, 2025, the Company also had federal orphan drug credit carryforwards of approximately $5.6 million. The orphan drug credit carryforwards will begin to expire in 2041, unless previously utilized.

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

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Unrecognized tax benefits - beginning	$4,582	$3,602
Gross increases - tax positions in prior period	52	—
Gross increase – current-period tax positions	717	980
Unrecognized tax benefits - ending	$5,351	$4,582

As of December 31, 2025, the Company had gross unrecognized tax benefits of approximately $5.4 million, none of which would affect the Company’s effective tax rate due to the existence of the valuation allowance. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets and has not recognized interest or penalties in the consolidated statements of operations and comprehensive income for the year ended December 31, 2025.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is subject to examination by tax authorities in those jurisdictions since 2022 and 2021, respectively, and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforward amount. The Company is not currently under examination by any jurisdiction.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act reinstates and makes permanent 100% first-year bonus depreciation under Section 168(k) for qualified property acquired and placed in service after January 19, 2025. Additionally, the Act permanently allows immediate expensing of domestic research and experimentation expenditures under Section 174 for tax years beginning after December 31, 2024. The Company has reflected the effects of the Act in its income tax provision in accordance with ASC 740 and there was no material impact.

13. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company is a clinical-stage biopharmaceutical company and has not generated any product revenue from its CAB antibody-based products. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its CAB products. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net income or loss that also is reported on the consolidated statements of operations and comprehensive loss as net loss, and cash used in operations.

The following table provides R&D expenses by program with a reconciliation to net loss for the periods indicated, which are regularly reviewed by the CODM:

	Years Ended December 31,
	2025	2024
	(in thousands)
Collaboration and other revenue	$2,000	$11,000
Program expenses:
Mecbotamab vedotin, BA3011 (CAB AXL-ADC)	7,848	12,934
Ozuriftamab vedotin, BA3021 (CAB ROR2-ADC)	5,446	8,962
Evalstotug, BA3071 (CAB CTLA-4)	5,026	9,103
BA3182 (CAB EpCAM x CAB CD3)	7,869	5,111
Other CAB Programs	3,768	6,912
Total program expenses	29,957	43,022
Personnel and related	8,180	12,082
Equity-based compensation	2,199	4,238
Facilities and other	3,237	3,753
Total research and development expenses	43,573	63,095
General and administrative expenses
Personnel and related	5,286	7,213
Equity-based compensation	3,235	4,683
Facilities and other	9,211	9,952
Total general and administrative expenses	17,732	21,848
Interest and other income (expense)	(302)	4,167
Net loss and comprehensive loss	$(59,607)	$(69,776)

14. Subsequent Events

The Company has completed an evaluation of all subsequent events through March 31, 2026 for the consolidated financial statements as of and for the year ended December 31, 2025 to ensure these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. Except as described below or elsewhere in these consolidated financial statements, the Company has concluded that no subsequent event has occurred that requires disclosure.

Pre-Paid Advance

The outstanding principal balance of $4.5 million as of December 31, 2025 under the Pre-Paid Advance was fully converted into common stock subsequent to the balance sheet date.

SEPA

As of March 31, 2026, 2,404,635 SEPA shares had been sold under the SEPA, with gross proceeds to the Company totaling approximately $0.4 million.

Restructuring

On March 2, 2026, the Company announced that it has initiated a formal process to explore and evaluate strategic options to maximize shareholder value, including sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. In connection with the evaluation of strategic alternatives, the Company is implementing a restructuring plan that includes a workforce reduction of approximately 70%.

Merger and Related Share Consolidation

On March 23, 2026, the Company’s stockholders approved the Agreement and Plan of Merger, as amended from time to time, including pursuant to Amendment No. 1 to Agreement and Plan of Merger, pursuant to which (i) a wholly owned subsidiary (the “Merger Sub”) of the Company will merge with and into the Company, with the Company surviving (the “Merger”), and (ii) every fifty (50) shares of common stock of the Company issued and outstanding, or held as treasury stock, will be converted into one (1) share of common stock of the surviving corporation, which shall be the Company (the “Share Consolidation”). The Share Consolidation will not change the number of authorized shares of common stock. Common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have not been retroactively adjusted to reflect the Share Consolidation as the Merger has not yet been consummated. The Company plans to effect the Merger and the Share Consolidation as soon as possible subject to required Nasdaq notice periods. The effective date of the Merger is expected to be April 6, 2026.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Management’s Annual Report on Internal Control over Financial Reporting above.

ITEM 9B. Other Information

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 16. Form 10-K Summary

None.

Exhibit Index

The following exhibits, if not filed or furnished herewith, are incorporated herein by reference to this Annual Report on form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
1.1	Agreement and Plan of Merger, dated as of January 30, 2026, by and between BioAtla, Inc. and Merger Sub.	8-K	001-39787	1.1	01-30-2026
1.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 2, 2026, by and between BioAtla, Inc. and BA Merger Sub, Inc.	8-K	001-39787	1.1	03-02-2026
3.1	Amended and Restated Certificate of Incorporation of BioAtla, Inc.	8-K	001-39787	3.1	12-18-2020
3.2	Amended and Restated Bylaws of BioAtla, Inc.	8-K	001-39787	3.1	04-24-2024
4.1	Specimen Common Stock Certificate evidencing the shares of common stock	S-1/A	333-250093	4.1	12-08-2020
4.2	Investors’ Rights Agreement, dated July 13, 2020	S-1/A	333-250093	4.2	12-08-2020
4.3	Description of Securities	10-K	001-39787	4.3	03-28-2025
4.4	Form of Warrant	8-K	001-39787	4.1	12-20-2024
10.1+	2020 Equity Incentive Plan	S-1/A	333-250093	10.1	12-08-2020
10.2+	Amendment No. 1 to 2020 Equity Incentive Plan	S-8	333-251520	99.2	12-18-2020
10.3+	Amendment No. 2 to 2020 Equity Incentive Plan	10-K	001-39787	10.26	02-28-2022
10.4+	2020 Employee Stock Purchase Plan	S-1/A	333-250093	10.3	12-08-2020
10.5+	Amendment No. 1 to Employee Stock Purchase Plan	10-K	001-39787	10.27	02-28-2022
10.6*	Exclusive Rights Agreement with Himalaya SEZC, dated January 1, 2020	S-1	333-250093	10.4	11-13-2020
10.7*	Global Co-Development and Collaboration Agreement with BeiGene, Ltd. and BeiGene Switzerland GmbH, dated April 8, 2019, as amended by First Amendment, dated December 24, 2019 and as amended by Second Amendment, October 5, 2020	S-1	333-250093	10.8	11-13-2020
10.8*	Amendment No. 3 to Global Co-Development and Collaboration Agreement among BeiGene, Ltd., BeiGene Switzerland GmbH and BioAtla, Inc.	10-K	001-39787	10.28	02-28-2022
10.9+	Employment Letter Agreement between BioAtla, LLC and Jay Short, as amended by the Letter Amendment dated October 1, 2011	S-1/A	333-250093	10.11	12-08-2020
10.10+	Severance Agreement between BioAtla, LLC and Jay Short, dated July 1, 2018	S-1/A	333-250093	10.13	12-08-2020
10.11+	Offer Letter between BioAtla, LLC and Richard Waldron, dated October 23, 2013	10-K	001-39787	10.19	02-28-2022
10.12+	Severance Agreement between BioAtla, LLC and Richard Waldron, dated July 1, 2018	10-K	001-39787	10.20	02-28-2022
10.13+	Offer Letter between BioAtla, LLC and Eric Sievers, dated June 17, 2019	10-K	001-39787	10.21	02-28-2022
10.14+	Offer Letter between BioAtla, LLC and Christian Vasquez, dated October 22, 2015	10-K	001-39787	10.22	02-28-2022
10.15+	Form of Indemnification Agreement between the Registrant and each of its executive officers or directors	S-1/A	333-250093	10.18	12-08-2020
10.16	Lease Agreement with HCP Torreyana, LLC, dated June 2, 2017	S-1/A	333-250093	10.19	12-08-2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
10.17	First Amendment to Lease with HCP Torreyana, dated January 16, 2019	10-K	001-39787	10.17	03-26-2024
10.18	Lease Agreement between BioAtla, Inc. and HCP Torreyana, LLC, as amended	10-Q	001-39787	10.1	08-07-2025
10.19*	Master Clinical Trial Collaboration Agreement, dated January 5, 2022, by and between BioAtla, Inc. and Bristol-Myers Squibb Company	10-Q	001-39787	10.2	11-04-2022
10.20*	First Amendment to Master Clinical Trial Agreement between BioAtla, Inc. and Bristol-Myers Squibb Company	10-K	001-39787	10.24	03-23-2023
10.21*	China Clinical Trial Services Agreement, dated April 8, 2022, by and between BioAtla, Inc. and Himalaya Therapeutics Limited Company	10-Q	001-39787	10.1	08-09-2022
10.22+	Form of Non-Employee Director Stock Option Agreement	10-K	001-39787	10.24	03-26-2024
10.23+	Form of Employee Stock Option Agreement	10-K	001-39787	10.25	03-26-2024
10.24+	Amended and Restated Director Compensation Policy	10-Q	001-39787	10.1	08-08-2024
10.25+	BioAtla, Inc. Management Change of Control Severance Plan	8-K	001-39787	10.1	09-21-2022
10.26	Open Market Sale AgreementSM dated as of January 6, 2023, between BioAtla, Inc. and Jefferies LLC	8-K	001-39787	1.1	01-06-2023
10.27	Form of Restricted Stock Unit Agreement	10-Q	001-39787	10.2	05-14-2024
10.28	Form of Non-Employee Director Restricted Stock Unit Agreement	10-Q	001-39787	10.2	08-08-2024
10.29*	License Agreement between BioAtla, Inc. and Context Therapeutics Inc., dated as of September 23, 2024	8-K	001-39787	10.1	09-23-2024
10.30*	Global Transaction Agreement between BioAtla, Inc. and Himalaya Therapeutics SEZC, dated as of September 23, 2024	8-K	001-39787	10.2	09-23-2024
10.31	Form of Securities Purchase Agreement, dated as of December 19, 2024	8-K	001-39787	10.1	12-20-2024
10.32*	Form of Pre-Paid Advance Agreement	8-K	001-39787	10.1	11-21-2025
10.33	Standby Equity Purchase Agreement, dated as of November 20, 2025, between BioAtla, Inc. and YA II PN, Ltd.	8-K	001-39787	10.2	11-21-2025
10.34*	Exclusive License Agreement with Inversagen LLC, dated March 15, 2019, as amended by First Amendment to Exclusive License Agreement, dated July 7, 2020	S-1	333-250093	10.5	11-13-2020
10.35*	Investment Agreement, dated as of December 30, 2025, by and among BioAtla, Inc., Inversagen AI, LLC and Alliance International Resources Corp.					X
10.36+*	Form of Retention Bonus Agreement between BioAtla, Inc. and certain executive officers					X
10.37+*	Retention Bonus Agreement between BioAtla, Inc. and Jay Short, effective March 20, 2026					X
19.1	Insider Trading Policy of BioAtla, Inc.	10-K	001-39787	19.1	03-28-2025
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.					X
97.1	Compensation Recovery Policy of BioAtla, Inc.	10-K	001-39787	97.1	03-26-2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)					X

†	Furnished and not filed.
+	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted or redacted in accordance with Item 601(a)(5) or Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAtla, Inc.

Date: March 31, 2026	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay M. Short, Ph.D. and Christian Vasquez as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay M. Short, Ph.D. Jay M. Short, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2026

/s/ Christian Vasquez Christian Vasquez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026

/s/ Scott Smith Scott Smith	Director	March 31, 2026

/s/ Lawrence Steinman, M.D. Lawrence Steinman, M.D.	Director	March 31, 2026

/s/ Mary Ann Gray, Ph.D. Mary Ann Gray, Ph.D.	Director	March 31, 2026

/s/ Susan Moran, M.D. Susan Moran, M.D.	Director	March 31, 2026

/s/ Sylvia McBrinn Sylvia McBrinn	Director	March 31, 2026

/s/ Edward Williams	Director	March 31, 2026
Edward Williams