Form 10-K/A
period 2025-12-31
BioAtla, Inc.
filed 2026-04-29
CIK 1826892

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18.7 million based on the closing sales price of $19.80 per share as reported on the Nasdaq Global Market. The foregoing reflects the share consolidation of the registrant’s common stock that became effective on April 6, 2026.

As of April 27, 2026, the number of shares of the registrant’s common stock outstanding was 1,659,612 and the number of shares of the registrant’s Class B common stock outstanding was 0.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

BioAtla, Inc. (“we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. We are filing this Amendment to, among other things, present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

•
On the cover page, (i) to delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement for its 2025 annual meeting of stockholders (the “Annual Meeting”) and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided;
•
To present the information required by Part III of Form 10-K, which information we originally indicated in the Original Form 10-K would be incorporated by reference in the Company’s definitive proxy statement to be delivered to our stockholders in connection with our Annual Meeting; and
•
To file new certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.3 and 31.4 to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K, other than the Share Consolidation (as defined below). This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

On April 6, 2026, the Company effected a 50-for-1 share consolidation of its issued and outstanding common stock (the “Share Consolidation”). Accordingly, all share and per share amounts for all periods presented in this Amendment have been retroactively adjusted to reflect the Share Consolidation. In addition, all equity awards and warrants outstanding immediately prior to the Share Consolidation were proportionally adjusted pursuant to their terms.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The members of our Board of Directors and their ages, occupations and lengths of service on our board of directors as of March 31, 2026 are provided in the table below and in the additional biographical descriptions set forth in the text below the table.

Name	Age	Position	Director Since
Class I Director:
Sylvia McBrinn(1)(2)	73	Director	June 2021
Class II Directors:
Mary Ann Gray, Ph.D.(1)(3)	73	Director	December 2020
Susan Moran, M.D., M.S.C.E.(2)(3)	56	Director	December 2020
Lawrence Steinman, M.D.(2)(3)	78	Lead Independent Director	July 2020
Class III Directors:
Jay M. Short, Ph.D.	68	Co-founder, Chief Executive Officer and Chairman	July 2020
Scott Smith	64	Director	July 2020
Edward Williams(1)	70	Director	December 2021

(1)
Member of our audit committee
(2)
Member of our compensation committee
(3)
Member of our nominating and corporate governance committee

Sylvia McBrinn has more than 30 years of executive, operational and commercial leadership experience in the biopharmaceutical industry. Ms. McBrinn currently serves in various advisory roles, including as Entrepreneur in Residence at Yale University since March 2021, Strategic Advisor to Propel Bio Partners, a venture capital fund, since March 2022, and Member of the Life Science Council of Springboard Enterprises, a nonprofit organization whose mission is to accelerate the growth of entrepreneurial companies led by women, since 2014. Ms. McBrinn cofounded and was Chief Executive Officer of Axerion Therapeutics, Inc. (now known as ReNetX Bio, Inc.), a biotech company, from 2009 to 2012. Prior to that, from 2005 to 2008, she served as Head, U.S. Organization of Vernalis Pharmaceuticals, Inc., a biotechnology company, where she built and led its U.S. commercial organization, and from 2003 to 2004, she served as Executive Vice President and General Manager, Brand Pharmaceuticals of Andrx Laboratories, Inc., where she was responsible for leading its branded product division. Ms. McBrinn also held various positions at Pharmacia Corporation, a pharmaceutical company, from 1986 until it was acquired by Pfizer Inc. in 2003, including Vice President, Global and US Marketing, Bextra (Cox-2) from 2000 to 2003, Vice President, Global and US Marketing, Neurology from 1998 to 2000 and Vice President, Marketing, U.S. Marketing Company from 1997 to 1998. Ms. McBrinn received her B.S. in Biology from DeSales University and MBA from Widener University.

Our board of directors believes Ms. McBrinn’s extensive experience in the biopharmaceutical industry, including her experience in the commercialization and marketing of biopharma products across many therapeutic areas, as well as her expertise in commercial planning, marketing development, product launch and building commercial organizations, provide her with the qualifications and skills to serve on our board of directors.

Mary Ann Gray, Ph.D. has been a board member of public biotechnology companies for over 15 years and has held positions of audit committee chair, compensation committee chair and lead independent director. She has served on the boards of Keros Therapeutics, Inc. since December 2020 and Compass Therapeutics, Inc. since April 2022. She also served on the boards of RAPT Therapeutics, Inc. from December 2019 to March 2026 and Palisade Bio, Inc. (formerly Seneca Biopharmaceuticals, Inc.) from April 2021 to March 2024. During her career as a board member, she has also served on several other boards including Dyax Corp. from November 2004 until January 2016, Juniper Pharmaceuticals from April 2016 to August 2018, Sarepta Therapeutics Inc. from December 2018 to June 2022, Senomyx from 2010 to December 2018, Galena Biopharma from April 2016 to December 2017, TetraLogic from November 2014 to November 2016 and Acadia Pharmaceuticals from 2005 to June 2016. Dr. Gray has been President of Gray Strategic Advisors, LLC since April 2004, a biotechnology strategic planning and advisory firm. Following an early career as a research scientist, she spent time in scientific positions at biotech and pharmaceutical companies. This was followed by over 7 years as a sell-side research analyst and over 4 years as a portfolio manager at the Federated Kaufmann Fund. Dr. Gray holds a B.S. in biology from University of South Carolina, a Ph.D. in pharmacology from the University of Vermont, and completed her post-doctoral work at Northwestern University Medical School and at the Yale University School of Medicine.

Our board of directors believes Dr. Gray’s expertise and experience in the life sciences industry, her experience as a director of other companies in our industry and her educational background provide her with the qualifications and skills to serve on our board of directors.

Susan Moran, M.D., M.S.C.E. has over 20 years of industry and academic experience, successfully leading programs through IND clearance to full regulatory approval. Dr. Moran has served on the board of directors of Tyra Biosciences, Inc. (Nasdaq: TYRA) since May 2024 and Crescent Biopharma since November 2024. From July 2021 to May 2024, Dr. Moran served as Chief Medical Officer of RayzeBio, Inc., a radiopharmaceutical therapeutics company previously listed on Nasdaq that was acquired by Bristol-Myers Squibb in February 2024. Prior to joining RayzeBio, Dr. Moran served as Chief Medical Officer at QED Therapeutics, Inc., a biotechnology company and subsidiary of BridgeBio Pharma, Inc. (Nasdaq: BBIO) from March 2018 to June 2021, where she oversaw clinical development of infigratinib, leading to approval of TruseltiqTM. Prior to QED, Dr. Moran was at Puma Biotechnology, Inc. from 2014 to February 2018, contributing to the approval of Nerylnx®. She was Senior Medical Director until December 2016 when her role expanded to Vice President and Head of Clinical Development. Dr. Moran has played roles in the development, registration, and post-marketing support of products for breast, prostate, thyroid, bile duct, urothelial, lung, and neuroendocrine cancer, as well as multiple sclerosis, achondroplasia, and other disorders. She is a board-certified internist and has served on the faculty of the University of Pennsylvania School of Medicine and Harvard Medical School. Dr. Moran received her B.A. from the University of Virginia, M.D. from Duke University, and M.S. in Clinical Epidemiology from the University of Pennsylvania School of Medicine.

Our board of directors believes Dr. Moran’s expertise and experience in the life sciences industry and her educational background provide her with the qualifications and skills to serve on our board of directors.

Lawrence Steinman, M.D. is a professor of neurology and neurological sciences, pediatrics and genetics at Stanford University, where he has been a professor since 1980. Dr. Steinman’s research focuses on the causes of relapses and remissions in multiple sclerosis, or MS, the molecules that serve as a constraint on brain inflammation and the search for vaccines for autoimmune diseases. To date, Dr. Steinman has developed two antigen-specific therapies, using DNA vaccines, for MS and type 1 diabetes. Specifically, research in Dr. Steinman’s laboratory led to the development of the drug Tysabri (natalizumab), which is used to treat patients with Crohn’s Disease. He has received a host of awards for his research and has been elected to the National Academy of Sciences and the National Academy of Medicine. Since August 2020, Dr. Steinman has served as the non-employee Executive Chairman of the board of Pasithea Therapeutics Corp., a biotech company he co-founded in 2020. From November 2020 until May 2024, Dr. Steinman has served as the non-employee Executive Chairman of the board of 180 Life Sciences Corp., a biotech company he co-founded in 2013. Prior to starting his position as the non-employee Executive Chairman of 180 Life Sciences Corp., Dr. Steinman served as Co-Chairman. Dr. Steinman also served as a member of the board of directors of 180 Life Sciences Corp. from 2019 to August 2025. Dr. Steinman served as a member of the advisory board of BioAtla, LLC from April 2016 to July 2020 and served as a scientific advisor to BioAtla, LLC from April 2014 to May 2016. Dr. Steinman also served on the board of directors of Atreca, Inc., a biotechnology company focusing on developing novel therapeutics for applications in cancer treatment from January 2012 to August 2019. Dr. Steinman received his B.A. from Dartmouth College and his M.D. from Harvard University.

Our board of directors believes Dr. Steinman’s extensive scientific research and experience as a director of various biotechnology companies, combined with his world-renowned expertise in biological molecules and immunology, provide him with the qualifications and skills to serve on our board of directors.

Jay M. Short, Ph.D. cofounded BioAtla in March 2007 and has served as Chairman and Chief Executive Officer since that time. He founded the E.O. Wilson Biodiversity Foundation, a public charity, and served as its President and Chairman from its inception in October 2005 through July 2008. In 1994, Dr. Short co-founded Diversa Corporation (now BASF Corporation), a biotechnology company focusing on enzyme and antibody development. He served as Director and Chief Technology Officer throughout his eleven-year tenure. In 1998, he was named President, then Chief Executive Officer in February 1999 and led its initial public offering in 2000. From 1994 to 2008, Dr. Short also served as a director of Invitrogen (now Thermo Fisher Scientific). From its founding until 1994, Dr. Short served as President of Stratacyte Corporation, an antibody engineering company and subsidiary of Stratagene Cloning Systems, Inc. (now Agilent Technologies, Inc.), a biotechnology company. From 1985 through 1994, he also served in various roles including as Vice President of Research & Development and Operations. In 2006, Dr. Short was shortlisted by the editors of Nature Biotechnology as a personality making the most significant contribution to biotech in the past decade. In 2001, Dr. Short received San Diego’s 2001 E&Y Entrepreneur of the Year Award and was the recipient of the two first place awards granted by UCSD, Connect Innovative Product Program, for pioneering cloning of human antibodies in bacteria and transgenic genotoxicity assay systems. In 2023, Dr. Short was awarded the Lowell Thomas Award for Science Innovation. He has authored more than 100 peer reviewed publications and is named inventor of over 500 issued patents. Dr. Short received his Ph.D. in Biochemistry from Case Western Reserve University in Cleveland, Ohio and his B.A. with honors in Chemistry from Taylor University in Upland, Indiana. Dr. Short has also attended and received Director Certification from the UCLA Anderson School of Business.

Our board of directors believes Dr. Short’s perspective and experience as our co-founder and Chief Executive Officer and his broad experience in the biotechnology and biopharmaceutical industry, as well as his proven management experience in our industry, provide him with the qualifications and skills to serve on our board of directors.

Scott Smith has served as Chief Executive Officer of Viatris Inc., a global healthcare company that produces medicines for patients across a broad range of major therapeutic areas, spanning both noncommunicable and infectious diseases, since April 1, 2023. Prior to this role, Mr. Smith served as President of BioAtla from September 2018 to February 2023 and as Investment Advisor at 3E Bioventures Capital from January 2020 to January 2021 and has 30 years of biotechnology and biopharmaceutical industry experience. In his 10 years at Celgene, a global biopharmaceutical company, from September 2008 to April 2018, his leadership role expanded from Vice President of Global Marketing for Inflammation & Immunology to Global Head of that division, then to President of the Inflammation & Immunology Franchise, and to his appointment in 2017 as Celgene’s President and Chief Operating Officer. With a particular emphasis and interest in immunology, Mr. Smith drove the growth of Celgene’s Inflammation and Immunology division from 13 to more than 1,300 persons worldwide and oversaw the clinical development, global registration and commercial success of the blockbuster drug Otezla®. Mr. Smith served in various positions at Pharmacia, a pharmaceutical company, from August 1987 until it was acquired by Pfizer in 2003. He also served in various positions including General Manager Canada, General Manager US and Vice President and Head of Global Commercial Operations from July 2003 to August 2008 at

Biovail, where he was responsible for sales and marketing, creating and executing commercial and business development strategies and contributing to regulatory and clinical development strategies. Mr. Smith also serves on the board of directors of Viatris Inc. and Triumvira Immunologics. Mr. Smith previously served on the board of Apexigen, Inc. from July 2022 until August 2023, Titan Pharmaceuticals, Inc. from January 2017 until December 2020 and F-Star Therapeutics, Inc. (formerly Spring Bank Pharmaceuticals, Inc.) from August 2018 until November 2020. Mr. Smith received both his BSc degree in Chemistry and Biology and his HBSc degree in Pharmacology and Toxicology from the University of Western Ontario and his Masters of International Business Management from the Thunderbird School of Global Management.

Our board of directors believes Mr. Smith’s broad experience in the biotechnology and biopharmaceutical industry, as well as his proven management experience in our industry, provide him with the qualifications and skills to serve on our board of directors.

Edward Williams has served on our board as a director since December 2021. He has served on the board of Boone Memorial Health since October 2023 and that of Innovative Hematology, Inc. since January 2024. Mr. Williams previously served on the board of BiomX, Inc. from October 2023 to February 2026 and the board of Catalyst Biosciences, Inc. from January 2018 to December 2022. Mr. Williams further served on the board of directors of the Biotechnology Innovation Organization (BIO). From March 2020 to September 2022, Mr. Williams served as Special Advisor to the CEO at Ascendis Pharma, a clinical stage and commercial biopharmaceutical company. Additionally, he served as interim US Chief Commercial Officer at Ascendis Pharma from August 2020 to May 2021, successfully preparing for Ascendis Pharma’s first commercial launch. From 2006 to his 2017 retirement, Mr. Williams served as Senior Vice President of Biopharmaceuticals at Novo Nordisk Inc., a global healthcare company, where he was responsible for the general management of Novo Nordisk’s biotechnology business and increased that sector’s revenue impressively in all three of its therapeutic areas including orphan biotech drugs and devices. He was recognized as Global General Manager of the Year, and he served on the global boards of strategy, commercial, marketing, management and business development. From 2003 to 2006, Mr. Williams was Vice President of Sales of the Respiratory and Dermatology business unit at Novartis Pharmaceuticals Corp. Mr. Williams began his career in biopharmaceuticals in 1980 with The Upjohn Company (Pharmacia, now Pfizer) in marketing and sales roles, rising to Regional Vice President of Sales for the Northeast Region in 2001–2003 and National Vice president of the acquired Searle Sales Force. Mr. Williams received his B.S. in biology and chemistry from Marshall University, and executive leadership certifications from Harvard Business School and the Wharton School of the University of Pennsylvania.

Our board of directors believes Mr. Williams’ valuable experience and insight in the pharmaceutical business provide him with the qualifications and skills to serve on our board of directors.

Executive Officers

Our executive officers and their ages as of March 31, 2026 and positions with BioAtla are provided in the table below and in the additional biographical descriptions set forth in the text below the table.

Name	Age	Position
Jay M. Short, Ph.D.	68	Co-founder, Chief Executive Officer and Chairman
Christian Vasquez	50	Chief Financial Officer
Eric Sievers, M.D.	62	Chief Medical Officer

Our board of directors chooses our executive officers, who then serve at the discretion of our board of directors.

Jay M. Short, Ph.D. For a brief biography of Dr. Short, please see the section above titled “Board of Directors.”

Christian Vasquez has served as the Chief Financial Officer of BioAtla since 2026, as Chief Accounting Officer, Controller and Corporate Secretary of BioAtla since 2024, as Corporate Controller of BioAtla from 2015 to 2024, as Vice President of Finance and Secretary of BioAtla from 2020 to 2024 and as Senior Vice President of Finance of BioAtla from 2023 to 2024. Mr. Vasquez has over 20 years of finance and business experience working with both public and private companies. Prior to joining BioAtla, he spent seven years at Cricket Communications, from October 2008 to October 2015, through its acquisition by AT&T, where his leadership role expanded to Associate Director of Accounting. He began his career with KPMG in their San Diego office’s audit practice. Mr. Vasquez received his BS degree in Accountancy from San Diego State University and is a Certified Public Accountant in the state of California.

Eric Sievers, M.D. has served as Chief Medical Officer of BioAtla since June 2019 and has over 25 years of clinical and translational biomedical research experience in multiple settings, including the biotechnology industry, hospital- and clinic-based clinical practice and academia. Dr. Sievers’ most recent position prior to joining us was Chief Medical Officer at Symvivo Corporation, a biotechnology company, from April 2018 to June 2019 where he continues as an advisor. He was Chief Medical Officer at Trillium Therapeutics, an immune-oncology company, from March 2015 to January 2018, where he developed clinical trial strategies and oversaw all clinical development employing a decoy receptor to block the CD47 “do not eat” signal overexpressed by cancer cells. He spent nine years at Seattle Genetics, a biotechnology company, from May 2006 to March 2015, where his leadership role expanded from Senior Medical Director to Senior Vice President of Clinical Development. At Seattle Genetics, Dr. Sievers was closely involved with the development and regulatory approval of ADCETRIS (brentuximab vedotin), an ADC, and led the clinical team and worked closely with Takeda (Millennium) as development partner to design, initiate and enroll four randomized Phase 3 registration trials for ADCETRIS, each of which ultimately resulted in new indications approved by the FDA. Prior to his career at Seattle Genetics, Dr. Sievers was Medical Director at ZymoGenetics, a biopharmaceutical company, from 2003 to May 2006 where he designed and supervised clinical trials of recombinant human interleukin 21 and TACI-Fc5 for patients with cancer and evaluated new oncology opportunities. Before ZymoGenetics, Dr. Sievers was with the Fred Hutchinson Cancer Research Center and the University of

Washington for 12 years, from June 1992 to June 2003, where he attained the positions of Assistant Member and Assistant Professor of Pediatrics, respectively, from July 1999 to June 2003. During this time, he served as the lead investigator of Phase 1 and pivotal trials that resulted in the approval of an antibody drug conjugate MYLOTARG® indicated for patients with acute myeloid leukemia. Dr. Sievers performed his pediatrics training at the University of Washington from June 1988 to July 1991. Dr. Sievers received both his medical degree and his B.A. degree from Brown University.

Family Relationships

There are no family relationships among our directors and executive officers.

Board of Directors and Corporate Governance

We have a strong commitment to good corporate governance practices. These practices provide an important framework within which our board of directors, its committees and our management can pursue our strategic objectives in order to promote the interests of our stockholders.

Corporate Governance Guidelines

Our board of directors has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, board committee structure and functions and other policies for the governance of our company. Our Corporate Governance Guidelines are available without charge on our website, www.bioatla.com, in the website’s “Investors/Governance” section. Our Corporate Governance Guidelines are subject to modification from time to time by our board of directors pursuant to the recommendations of our nominating and corporate governance committee.

Board Leadership Structure and Risk Oversight

Our board of directors is currently chaired by Jay M. Short, Ph.D., who also serves as our Chief Executive Officer. Our board of directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the board of directors, as our board of directors believes it is in our best interest to make that determination based on our position and direction and the membership of the board of directors. Our board of directors has determined that having an employee director serve as Chairman is in the best interest of our stockholders at this time because of the efficiencies achieved in having the role of Chief Executive Officer and Chairman combined, and because the detailed knowledge of our day-to-day operations and business that the Chief Executive Officer possesses greatly enhances the decision-making processes of our board of directors as a whole. We have a governance structure in place, including independent directors, designed to ensure the powers and duties of the dual role are handled responsibly. Our Corporate Governance Guidelines provide that if the Chairman of our board of directors is not an independent director, our independent directors will designate one of the independent directors to serve as Lead Independent Director. Because Dr. Jay M. Short is our Chairman and Chief Executive Officer, our board of directors, including the independent directors, has appointed Dr. Lawrence Steinman to serve as our Lead Independent Director. As Lead Independent Director, Dr. Steinman presides over regularly scheduled executive sessions of our independent directors, coordinates activities of the independent directors, and performs such additional duties as our board of directors otherwise determines and delegates.

Although our board of directors does not have a standing risk management committee, it administers this oversight function directly through the board of directors as a whole as well as through its standing committees that address risks inherent in their respective areas of oversight. Our board of directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. In connection with its reviews of our operations and corporate functions, our board of directors addresses the primary risks associated with those operations and corporate functions. Areas of focus include economic, operational, financial (accounting, credit, investment, liquidity and tax), competitive, legal, regulatory, cybersecurity, privacy, compliance and reputational, and environmental, social, and governance (“ESG”) risks. In addition, our board of directors reviews the risks associated with our business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. The risk oversight responsibility of our board of directors and its committees is supported by our management reporting processes, which are designed to provide visibility to our board of directors and to our personnel who are responsible for risk assessment and information about the identification, assessment and management of critical risks, and our management’s risk mitigation strategies.

Each of our board committees also oversees the management of our risks that fall within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our Chief Executive Officer and Chief Financial Officer report to the audit committee and are responsible for identifying, evaluating and implementing risk management controls and methodologies to address any identified risks. Our audit committee is responsible for reviewing and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies with respect to risk assessment and risk management. The audit committee also monitors compliance with legal and regulatory requirements and assists our board of directors in fulfilling its oversight responsibilities with respect to risk management, including risks related to cybersecurity matters. Our nominating and corporate governance committee assesses risks related to our corporate governance practices, ESG matters, the independence of our board of directors and monitors the effectiveness of our governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

We believe this division of responsibilities is an effective approach for addressing the risks we face and that our board leadership structure supports this approach.

Board Composition and Diversity

We believe the board is most effective when it embodies a diverse range of views, backgrounds and experience. Diversity is considered in the broadest sense, including, among other attributes, reflecting geography, age, gender, leadership, perspectives, educational background, other board experience and commitments, business and professional achievements, skills and experience in the context of the needs of the board of directors. While the nominating and corporate governance committee does not have a formal policy on diversity with regard to consideration of director nominees, the nominating and corporate governance committee considers diversity in its selection of nominees and endeavors to include women and minority candidates in the qualified pool from which candidates for the board of directors are chosen.

The Board believes that transparency into its composition supports effective governance and informed shareholder engagement. The table below summarizes the self-identified gender and racial/ethnic demographics of our directors. These attributes, alongside each director’s experience and expertise, contribute to the Board’s ability to provide diverse perspectives and independent oversight.

Board Diversity Matrix (As of March 31, 2026)

Total Number of Directors: 7

	Female	Male	Non-Binary	Did Not Disclose
Directors	3	4	—	—
Number of Directors who Identify in Any of the Categories Below:
African American or Black	—	1	—	—
White	3	3	—	—

Independence of Directors

The Nasdaq listing rules generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent.

In addition, audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in such member’s capacity as a member of the audit committee, the board of directors or any other board committee (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors conducts an annual review of the independence of our directors. Our board of directors has determined that none of the nominees and members of our board of directors other than Dr. Short has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of our nominees and the current members of our board of directors other than Dr. Short is “independent” as that term is defined under the rules of Nasdaq. Our board of directors has also determined that all members of our audit committee, compensation committee and nominating and corporate governance committee are independent and satisfy the relevant SEC and Nasdaq independence requirements for such committees.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Each of these committees has a written charter approved by our board of directors. Copies of the charters for each committee are available on the Investors/Governance section of our website, which is located at www.bioatla.com. Members serve on these committees until (i) they resign from their respective committee, (ii) they no longer serve as a director or (iii) as otherwise determined by our board of directors.

Audit Committee

Our audit committee is currently composed of Mary Ann Gray, Ph.D., who is the chair of our audit committee, Sylvia McBrinn, and Edward Williams. The composition of our audit committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Dr. Gray qualifies as an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K of the Securities Act of 1933, as amended, or the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our board of directors.

As more fully described in its charter, our audit committee has responsibility for, among other things:

•
evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•
reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•
prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•
reviewing our annual and quarterly financial statements and reports, including the disclosures contained therein and discussing the statements and reports with our independent auditors and management;
•
reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;
•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters; and
•
reviewing and providing oversight of any related-person transactions in accordance with our related-person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics.

Compensation Committee

Our compensation committee is currently composed of Sylvia McBrinn, who is the chair of our compensation committee, Susan Moran, M.D., M.S.C.E. and Lawrence Steinman, M.D. The composition of our compensation committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of this committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act.

As more fully described in its charter, our compensation committee has responsibility for, among other things:

•
reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;
•
reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) the compensation and other terms of employment of our executive officers;
•
reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•
reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;
•
evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;
•
reviewing and making recommendations to the full board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•
administering our equity incentive plans and establishing policies with respect to equity compensation arrangements; and
•
reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us.

The agenda for each meeting is usually developed by the Chair of the compensation committee, in consultation with the Company's Senior Vice President: Human Resources and Chief Executive Officer. The compensation committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the compensation committee regarding his compensation or individual performance objectives.

Our compensation committee is authorized to select, engage, compensate and terminate compensation consultants, legal counsel and such other advisors, as it sees fit, to assist in carrying out their responsibilities and functions, including the oversight of our overall compensation philosophy, compensation plans and benefits programs and our executive compensation programs and related policies. In 2025, the compensation committee continued to retain the services of Aon's Talent Solutions practice, a division of Aon plc (“Aon”), which is part of the Rewards Solutions practice at Aon plc, to provide advice and recommendations on competitive market practices and to evaluate our executive and non-employee director compensation programs and practices and to provide advice and ongoing assistance on our equity programs. Aon provided no other services to the Company in 2025. The compensation committee has determined that none of the work performed by Aon during the fiscal year ended December 31, 2025 raised any conflict of interest.

In December 2021, the board of directors created a board committee consisting solely of Dr. Short, the Company’s Chairman of the board of directors and CEO (the “Stock Plan Committee”), subject to annual terms and limitations adopted by the compensation committee. For 2025 and 2026, the compensation committee authorized the Stock Plan Committee to grant and determine the terms of stock options to newly hired employees or consultants under the 2020 Equity Incentive Plan and any successor plan, subject to certain limitations, including an aggregate maximum share limit. The Stock Plan Committee does not have authority to award options to directors, officers, holders of more than 10% of the Company’s securities or the CEO’s direct reports.

In addition, the compensation committee may establish and delegate authority to one or more subcommittees consisting of one or more of its members, when the compensation committee deems it appropriate to do so in order to carry out its responsibilities.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Lawrence Steinman, M.D., who is the chair of our nominating and corporate governance committee, Susan Moran, M.D., M.S.C.E. and Mary Ann Gray, Ph.D. The composition of our nominating and corporate governance committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations.

As more fully described in its charter, our nominating and corporate governance committee has responsibility for, among other things:

•
identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;
•
determining the minimum qualifications for service on our board of directors;
•
evaluating director performance on the board and applicable committees of the board and determining whether continued service on our board is appropriate;
•
evaluating, nominating and recommending individuals for membership on our board of directors;
•
evaluating nominations by stockholders of candidates for election to our board of directors;
•
considering and assessing the independence of members of our board of directors;
•
developing a set of corporate governance policies and principles, including a code of business conduct and ethics, periodically reviewing and assessing these policies and principles and their application and recommending to our board of directors any changes to such policies and principles; and
•
considering questions of possible conflicts of interest of directors as such questions arise.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2025 included Ms. McBrinn, Dr. Moran and Dr. Steinman. None of the members of our compensation committee in 2025 was at any time during 2025 or at any other time one of our officers or employees, and none had or have any relationships with us that are required to be disclosed under Item 404 of Regulation S-K. During 2025, none of our executive officers served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee.

Board and Committee Meetings and Attendance

Our board of directors and its committees meet regularly throughout the year, and also hold special meetings and act by written consent from time to time. During 2025, our board of directors met six times and our audit committee, compensation committee and nominating and corporate governance committee met nine, six and three times, respectively.

During 2025, each member of our board of directors attended at least 75% of the aggregate of all meetings of our board of directors and of all meetings of committees of our board of directors on which such member served that were held during the period in which such director served, other than Mr. Smith who attended 67% of such meetings.

Board Attendance at Annual Meeting of Stockholders

Our policy is to invite and encourage each member of our board of directors to be present at our annual meetings of stockholders. Six of the directors who were members of our board at the time of our 2025 annual meeting of stockholders virtually attended the annual meeting of stockholders in 2025.

Communication with Directors

Stockholders and interested parties who wish to communicate with our board of directors, non-management members of our board of directors as a group, a committee of our board of directors or a specific member of our board of directors (including our Chairman, Lead Independent Director, and other independent directors) may do so by letters addressed to the attention of our Corporate Secretary.

All communications are reviewed by the Corporate Secretary and provided to the members of our board of directors as appropriate. Unsolicited items, sales materials, abusive, threatening or otherwise inappropriate materials and other routine items and items unrelated to the duties and responsibilities of our board of directors will not be provided to directors.

The address for these communications is:

BioAtla, Inc.
11085 Torreyana Road
San Diego, California 92121
Attn: Corporate Secretary

Code of Conduct and Whistleblower Policy

We have adopted a Company Code of Conduct and Whistleblower Policy that applies to all of the members of our board of directors, officers and employees. Our Company Code of Conduct and Whistleblower Policy is posted on the Investors/Governance/Overview section of our website, which is located at www.bioatla.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the location specified above.

Nomination to the Board of Directors

Candidates for nomination to our board of directors are selected by our board of directors based on the recommendation of our nominating and corporate governance committee in accordance with its charter, our amended and restated certificate of incorporation and amended and restated bylaws, our Corporate Governance Guidelines and the criteria approved by our board of directors regarding director candidate qualifications. In recommending candidates for nomination, our nominating and corporate governance committee considers candidates recommended by directors, officers, employees, stockholders and others, using the same criteria to evaluate all candidates.

Director Qualifications

With the goal of developing a diverse, experienced and highly qualified board of directors, our nominating and corporate governance committee is responsible for developing and recommending to our board of directors the desired qualifications, expertise and characteristics of members of our board of directors, including any specific minimum qualifications that the committee believes must be met by a committee-recommended nominee for membership on our board of directors and any specific qualities or skills that the committee believes are necessary for one or more of the members of our board of directors to possess.

Because the identification, evaluation and selection of qualified directors is a complex and subjective process that requires consideration of many intangible factors, and will be significantly influenced by the particular needs of our board of directors from time to time, our board of directors has not adopted a specific set of minimum qualifications, qualities or skills that are necessary for a nominee to possess, other than those that are necessary to meet U.S. legal, regulatory and Nasdaq listing requirements and the provisions of our amended and restated certificate of incorporation and amended and restated bylaws, our Corporate Governance Guidelines and the charters of the committees of our board of directors. Our nominating and corporate governance committee considers possible candidates from any source, including stockholders, for nominees for directors. All stockholder nominees for director will be considered by the nominating and corporate governance committee in the same manner as any other nominee. When considering nominees, our nominating and corporate governance committee may take into consideration many factors including, among other things, a candidate’s independence, integrity, diversity, skills, financial and other expertise, breadth of experience, knowledge about our business or industry and ability to devote adequate time and effort to responsibilities of our board of directors in the context of its existing composition. Our board of directors does not have a formal policy with respect to diversity and inclusion; however, it affirms the value placed on diversity within our Company. Through the nomination process, our nominating and corporate governance committee seeks to promote board membership that reflects a diversity of business experience, expertise, viewpoints, personal backgrounds and other characteristics that are expected to contribute to our board of directors’ overall effectiveness. Further, our board of directors is committed to actively seeking highly qualified women and individuals from minority groups to include in the pool from which new candidates are selected.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock to file reports of their ownership and changes in their ownership of our common stock. We believe that applicable Section 16(a) filing requirements were met during 2025, with the exception of the following due to administrative error: Forms 4 were filed late on February 24, 2025 on behalf of each of Drs. Short and Sievers and Messrs. Vasquez and Waldron relating to shares that were withheld by the Company to satisfy income tax and withholding and remittance obligations in connection with the vesting and net settlement of previously reported restricted stock units.

ITEM 11. Executive Compensation

Executive Compensation Overview

This compensation overview explains the strategy, design, and decision-making related to our compensation programs and practices for our named executive officers, referred to as our “NEOs.” This overview is intended to provide perspective on the information contained in the tables that follow this discussion.

For fiscal year 2025, our NEOs were:

Name	Position
Jay M. Short, Ph.D.	Chief Executive Officer (“CEO”), Co-founder and Chairman of the Board of Directors
Richard A. Waldron	Chief Financial Officer
Eric Sievers, M.D.	Chief Medical Officer

Executive Summary

Fiscal Year 2025 Business Highlights

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

Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the ongoing Phase 2 clinical trials of mecbotamab vedotin (BA3011), ozuriftamab vedotin (BA3021), evalstotug (BA3071), and the ongoing Phase 1 clinical trial of BA3182 (CAB-EpCAM x CAB-CD3), establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. Since 2014, such research and development activities have exclusively related to the research, development, manufacture, and Phase 1 and Phase 2 clinical testing of our CAB antibody-based product candidates and the strengthening of our proprietary CAB technology platform and pipeline. We do not have any products approved for sale, and we have not generated any revenue from product sales.

Build the Vision for the Future

Our mission is to develop and commercialize innovative antibody-based therapeutics for the treatment of solid tumors that are designed to bind depending on the physical and chemical properties of tumors and their microenvironment. We believe that our proprietary technology and approach have the potential to transform cancer therapy by decreasing systemic toxicities and improving efficacy.

Say-On-Pay

At the 2025 Annual Meeting of Stockholders, the Company’s stockholders voted to approve, on an advisory basis, the compensation of the Company’s NEOs, as described in the Company’s 2025 proxy statement. The Compensation Committee considered the voting results and feedback from stockholders and whether the program was effective in fiscal year 2025 and reflects stockholder interests. The Compensation Committee has not made any changes to the overall executive compensation program because it believes the current compensation framework, which focuses on pay for performance and long-term growth, is operating as intended. The Compensation Committee believes that the program is effectively aligning pay with individual and Company performance and properly incentivizing and retaining our NEOs in a highly competitive market. The Compensation Committee will continue to consider feedback from stockholders and to monitor trends and developments to ensure that the Company’s executive compensation programs remain competitively positioned for executive talent and aligned with the interests of stockholders.

Executive Compensation Philosophy and Objectives

We operate in a highly competitive and rapidly evolving market. Our ability to compete and succeed in our market is directly correlated to our ability to recruit, incentivize, and retain talented individuals in the areas of product development, and general and administrative functions. The market for skilled personnel in the biotechnology and biopharmaceutical industries is very competitive. Our Compensation Committee believes that the most effective compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives and create long-term value for our stockholders, expand our business, and assist in the achievement of our strategic goals.

Our Compensation Committee believes executive compensation packages provided to our executives, including the NEOs, should include both cash and stock-based compensation that achieve the following goals:

•
Recruit, motivate and retain highly qualified executive officers who possess the skills and leadership necessary to grow our long-term stockholder value;
•
Reward our executives for achieving or exceeding short-term individual and company goals that drive our growth;
•
Provide long-term retention and incentives to our executives that align their interests with the long-term interests of our Company and our stockholders, thereby incentivizing management to increase stockholder value; and
•
Provide compensation packages that are competitive, reasonable and fair relative to peers and the overall market.

Our Compensation Committee periodically reviews our compensation program design to ensure that it is aligned with the interests of our stockholders and our business goals, and that the total compensation paid to our employees and directors is fair, reasonable and competitive. Our Compensation Committee assesses market best practices in executive compensation to continually refine our programs, which have the following key features:

•
Attract and retain key talent;
•
Offer a total compensation program that flexibly adapts to changing economic, regulatory and organizational conditions, and takes into consideration the compensation practices of peer companies;
•
Pay for performance;
•
Provide a significant portion of compensation that is at-risk and tied to our financial performance, strategic objectives or stock price;
•
Align executive interests with our stockholders; and
•
A significant portion of total compensation is either earned based on clinical development milestones, research and development goals, and strategic objectives, or varies based on our stock price, which contributes to value creation for our stockholders.

Compensation Governance Highlights

WHAT WE DO	WHAT WE DO NOT DO

☑ Link Pay for Performance: We link pay for performance and stockholder interests by weighting compensation toward short-term cash incentive awards and long-term equity awards which are tied to the value of our share price.

☒ Single Trigger Acceleration: We do not provide for “single trigger” acceleration upon a change of control.

☑ Incentivize a Strong Ownership Mentality: In February 2025, we granted equity awards to our executive officers, which we use to motivate long-term performance and strongly align the interests of our executives with those of our stockholders.

☒ Executive Perquisites: We do not maintain any executive-specific benefit or perquisite programs.

☑ Corporate Strategy Alignment: Our Compensation Committee establishes incentive compensation programs based on metrics that are aligned with our corporate strategy and designed to grow stockholder value.

☒ Tax Gross-Ups: We do not provide tax gross-ups for “excess parachute payments” or any other executive benefits.
☑ Use an Independent Compensation Consultant: Our Compensation Committee retains an independent compensation consultant.	☒ Excessive Executive Retirement Benefits: We do not maintain an executive pension plan or supplemental retirement plan.
☑ Prohibit the Hedging or Pledging of Our Common Stock: Our Insider Trading Policy strictly prohibits hedging and pledging activities by executive officers, employees, and directors.	☒ Excessive Cash Severance: Our offer letters containing severance provisions do not provide for excessive cash severance in the event of termination.
☑ Stock Ownership Guidelines: We have implemented robust stock ownership guidelines for our executives.	☒ Repricing: We prohibit repricing of underwater stock options without prior stockholder approval.

WHAT WE DO	WHAT WE DO NOT DO

☑ Compensation Clawback Policy: All incentive-based cash and equity awards are subject to recoupment in accordance with our compensation clawback policy, which requires the recovery of incentive-based compensation in the event of a restatement, and also allows for recovery in the event of non-restatement related miscalculations or legal and compliance violations.

☒ Fixed Employment Terms or Guaranteed Salary Increases: We do not enter into employment agreements that provide for fixed terms, automatic compensation increases or equity grants.

Elements of Executive Compensation

The Company’s executive compensation program consists of three primary elements: base salaries, annual cash incentives, and long-term equity awards, as described below. The relative mix of these components is generally weighted more towards incentive rather than fixed compensation and towards long-term incentive compensation compared to short-term incentive compensation. We believe this relative weighting ensures that the interests of our executives are aligned with those of our stockholders.

Base Salary

2025 BASE SALARY

Philosophy	Structure	Highlights
Attract and retain. Provide fixed compensation to attract, retain and motivate highly talented executives.

Base salaries are set to be competitive within our industry and are important in attracting and retaining talented executives.

Base salaries are fixed pay set with consideration for responsibilities, market data and individual contribution.

Reviewed annually and adjusted when appropriate, based on scope of responsibility, performance, experience, and competitive market for executive talent.

Historically, we have not applied specific formulas to determine changes in base salary. Instead, when setting base salaries, the Compensation Committee employs a holistic review of numerous factors using its professional judgment and experience, emphasizing the following: individual contribution; roles and responsibilities; expected future contributions; peer and market salary data of similarly situated executives; and other business priorities of our Company.

Fiscal year 2025 salaries for each NEO were increased from fiscal year 2024 to strengthen alignment with peer group market practices, to recognize performance and contribution to our overall business success, and to better align salaries with overall leadership responsibilities.

In March 2025, the Compensation Committee, after considering the market practice survey data of our peer group provided by Aon, increased the base salaries for Mr. Waldron and Dr. Sievers based on individual merit and performance.

The following table summarizes the annual base salary rates of our NEOs at fiscal year-end 2025 compared to 2024.

Executive	2024 Base Salary	2025 Base Salary	Year-over-Year % Increase
Jay M. Short, Ph.D.	$734,820	$734,820	—%
Richard A. Waldron	$480,640	$485,450	1.0%
Eric Sievers, M.D.	$510,220	$530,630	4.0%

Annual Cash Incentive Bonuses - 2025 Corporate Goals

2025 Bonus Opportunities

In May 2025, the Board of Directors approved certain corporate performance goals applicable for 2025, and in June 2025, the Compensation Committee approved the Corporate Bonus Plan (“Bonus Plan”). The corporate performance goals were established by the Compensation Committee, based on its assessment of the Company’s business environment, competitive position, and performance.

The Bonus Plan provided our executives with the opportunity to earn an annual cash bonus that would be paid based on the achievement of pre-determined performance goals. Under the Bonus Plan, bonus targets were expressed as a percentage of base salary, with executives potentially earning a bonus based on actual achievement versus the corporate performance goals. For our NEOs, their bonus would be based solely on the achievement of corporate goals. Factors used to determine target amounts included: role, scope of responsibilities, internal equity and competitive market data.

The table below sets forth the 2025 targets under the Bonus Plan for each member of our management team. These bonus targets are reviewed annually by the Compensation Committee and adjusted if deemed appropriate by the Compensation Committee.

Function – Level	2025 Target
CEO (Jay M. Short, Ph.D.)	60%
C-Level (Richard A. Waldron, Eric Sievers, M.D.)	40%

The 2025 corporate performance goals consisted of certain business goals (10% weight), clinical development milestones (25% weight) and strategic and financial objectives (65% weight). The amount of annual bonus, if earned, would depend on whether the Company achieved the performance level for the applicable corporate performance goal. Each of the performance goals was measured independently of the other. Payment of cash bonuses was subject to attaining 50% threshold performance of the weighted combination of the corporate performance goals overall. Actual payouts could range from 50% to 125% of target, based on performance.

Because the Company did not meet the 50% threshold corporate goal achievement, no annual bonuses were paid to our NEOs under the Bonus Plan for 2025.

Long-Term Equity Incentives - 2025 Equity Grants

Philosophy	Considerations for Grant	Vesting Provisions

Attract and Retain Executives:
Designed to retain our executive officers and other employees and align their long-term interests with the creation of long-term value for our stockholders. By having a percentage of our executive officers’ target total direct compensation payable in the form of equity that vests over a number of years and, thus, subject to higher risk and longer vesting than cash compensation, our executive officers are motivated to remain employed with us and take actions that will benefit the Company and its stockholders over the long term.

Align Interests with Stockholders:
Align the interests of executives with those of stockholders by issuing equity awards for which the value is correlated to our stock price.

Factors used to determine the size of grants include: (i) the responsibilities, past performance, and anticipated future contributions of the NEO; (ii) the competitiveness of the NEO’s overall compensation package with reference to competitive market data; (iii) the NEO’s existing equity holdings; (iv) the extent to which these holdings are vested; and (v) the recommendations of our CEO (other than with respect to his own grant).

Balancing retention while maintaining alignment to stock price and stockholder interests.

Our Compensation Committee approved granting of restricted stock unit (RSU) awards to our NEOs in 2025 to ensure that a significant portion of our executive compensation consists of unvested long-term incentives.

RSUs granted to our current NEOs vest over four years (with a one-year cliff), subject to the executive's continued service on each applicable vesting date.

Equity compensation is a key component of our executive compensation program. Historically, our executives have generally been awarded an initial new hire equity grant upon commencement of employment. Additional equity grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals and/or to reward executives for exceptional performance. By having a significant percentage of our executive officers’ target total direct compensation payable in the form of equity that vests over a number of years and, thus, subject to higher risk and long-term vesting than cash compensation, our executive officers are motivated to remain employed with BioAtla and take actions that will benefit BioAtla and its stockholders over the long term.

In March 2025, after carefully considering the performance of the Company and the executive team, our Compensation Committee granted RSUs to each of our NEOs. Dr. Short, Mr. Waldron, and Dr. Sievers were granted 8,620 RSUs, 2,000 RSUs, and 3,500 RSUs, respectively. 25% of the total number of shares subject to each RSU grant shall vest on the one-year anniversary of the grant date, and 6.25% of the total number of shares subject to the RSU grant shall vest on the last day of each of the 3-month periods following the month in which such first anniversary occurs, subject to continued service through each applicable vesting date.

Executive Employment Arrangements

We have entered into offer letter agreements or employment agreements with each of our current NEOs, pursuant to which their employment is “at-will” and may be terminated by the Company at any time and for any reason. For a description of the severance agreement that we have entered into with each NEO, please see the section titled “Potential Payments upon Termination or Change in Control” below.

Other Compensation Policies and Practices

No Insider Trading, Hedging or Pledging

Our NEOs, employees, and directors are subject to our insider trading policy, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. Under the terms of our insider trading policy, no employees, contractors, consultants and members of our Board of Directors (and their respective family members and any affiliated entities, such as venture capital funds) may engage in short sales or other hedging or monetization transactions involving our securities, such as exchange funds, prepaid variable forwards, equity swaps, puts, calls, collars, forwards and other derivative instruments. In addition, such persons may not hold our securities in a margin account or pledge our securities as collateral for a loan.

A copy of our Insider Trading Policy can be found as Exhibit 19.1 to this Amendment.

Stock Ownership Guidelines

The Compensation Committee has adopted stock ownership guidelines for our executives to better align the executives’ interests with those of our stockholders. Guidelines are determined as a multiple of the executive’s base salary. The CEO guidelines are established as three times the CEO’s base salary and guidelines for other executive officers are established as one times such executive’s base salary. The guideline ownership must be obtained within five years. Executive officer ownership is evaluated annually as of December 31 using the highest closing price of the Company’s common stock in the fiscal year of evaluation. Shares that count toward meeting the stock ownership guidelines include shares owned directly, full value awards (e.g., time-vested restricted stock and RSUs), vested stock options (spread value) and shares owned directly by the executive's spouse, dependent children and/or trust. For fiscal year 2025, each NEO held the requisite number of shares and was accordingly in compliance with our stock ownership guidelines.

Compensation Clawback Policy

The Compensation Committee has adopted the BioAtla, Inc. Compensation Recovery Policy, effective October 2, 2023, which is intended to comply with SEC and Nasdaq requirements providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. Under the Compensation Recovery Policy, which applies to all executive officers, recovery of compensation is required in the event of a restatement, and our Compensation Committee also has discretion to recover compensation in the event of non-restatement related miscalculations or legal and compliance violations committed by covered persons.

Equity Award Timing Policies and Practices

We do not take material nonpublic information into account when determining the grant timing and terms of equity awards, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. Although we do not have a formal policy with respect to the timing of our equity award grants, the Compensation Committee has historically granted such awards in the first quarter of each fiscal year. This timing was selected because it aligns with our evaluation of our performance against the goals we set for our executives for the prior year and the setting of such goals for the current year. We also grant equity awards on other dates to newly hired employees and periodically in connection with promotions or to improve competitiveness and to position employees appropriately to benchmarks. In fiscal year 2025, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our NEOs.

Severance and Change in Control Benefits Summary

All of our current NEOs are employed at-will and may be terminated at any time, with or without formal cause. We have entered into arrangements with each of our NEOs which provide for certain severance benefits upon a termination of employment, subject to the executive’s execution of a release agreement acceptable to us. These severance benefits have been provided to our NEOs in order to assist us in recruiting and retaining talented individuals and to align the executives’ interests with the best interests of our stockholders. We believe these severance benefits are an essential element of our overall executive compensation package due to the competitive market for executive talent in our industry.

Dr. Short is entitled to certain cash benefits and equity acceleration upon any termination of his employment, following the occurrence of a change of control which occurred in 2020.

In addition, we entered into a “double-trigger” severance agreement with Mr. Waldron, pursuant to which he would be entitled to certain cash benefits and accelerated vesting of equity awards in the event of a termination without cause or a resignation for good reason following a change in control, subject to the execution of a release agreement acceptable to us. Finally, pursuant to the BioAtla, Inc. Management Change of Control Severance Plan, Dr. Sievers is entitled to certain cash benefits and accelerated vesting of equity awards in the event of a termination without cause or a resignation for good reason following a change in control, subject to the execution of a release agreement acceptable to us. These arrangements are considered “double-trigger”, as they require both a change in control as well as a qualifying termination of employment. Our Compensation Committee believes that “double- trigger” provisions preserve morale and productivity, and encourage executive retention in the event of a change in control. These provisions are considered a typical component of a competitive executive compensation program for executives among our 2025 peer group.

A description of the severance benefits provided under our executive officer arrangements is provided below under the heading “Potential Payments Upon Termination or Change in Control.”

Other Executive Benefits and Perquisites

We provide benefits to our NEOs on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; disability insurance; and a tax-qualified Section 401(k) plan.

We do not maintain any executive-specific benefit or perquisite programs.

How We Determine Executive Compensation

Role of the Compensation Committee and Management

The Compensation Committee makes recommendations to our Board of Directors for approval regarding the compensation arrangements of our CEO and approves all compensation arrangements for our NEOs. Our Compensation Committee has numerous resources upon which it relies, including input from our Board of Directors, CEO and independent consultants. However, the ultimate decision-making authority rests with the Compensation Committee, subject to Board approval with respect to our CEO’s compensation. These decisions are based on a careful review of performance as well as the competitive market environment.

Members of management and advisors and consultants may be invited to participate in meetings, but the Compensation Committee meets regularly in executive session. Our CEO is often present and participates in discussions regarding compensation of our other executive officers. Executives, including our CEO, are not present during deliberations regarding their own performance or compensation.

Role of Compensation Consultant

Since 2020, the Compensation Committee has retained the services of Aon as its independent, external compensation consultant. Aon assists the Compensation Committee in its review of executive and director compensation practices, including the market competitiveness of compensation, executive compensation design, benchmarking with industry peers and other technical considerations including tax and accounting considerations.

For 2025 compensation matters, Aon advised and assisted with the following:

•
assessing executive and director pay relative to the market;
•
reviewing and suggesting changes to the compensation peer group; and
•
reviewing the “Compensation Overview” for use in our annual proxy statement, if required, and other proxy statement disclosures.

The Compensation Committee regularly evaluates the services Aon provides and has final authority to engage and terminate their services. Our Compensation Committee has assessed Aon’s independence consistent with Nasdaq listing standards and has concluded that the engagement of Aon does not raise any conflict of interest.

Pay Positioning and Compensation Peers

In setting compensation, the Compensation Committee compares base salaries, annual incentive opportunities and long-term compensation for the NEOs to a peer group of similarly sized companies. A key objective of our executive compensation program is to ensure that the overall compensation packages we offer our executives are competitive with the packages offered by companies with which we compete for executive talent. The Compensation Committee consults with its independent compensation consultant to develop a peer group of companies to serve as the basis for comparing our executive compensation program to the market.

When setting fiscal year 2025 compensation, our Compensation Committee considered competitive market practices when setting total pay levels. However, competitive market data is only one of several resources made available to the Compensation Committee to assist it in setting executive compensation levels. While referencing peer group compensation levels is helpful in determining market-competitive compensation for our NEOs, our Compensation Committee does not directly tie any pay elements to particular benchmarks within the peer group. Rather, peer data is one consideration, along with employee skills and experience, individual performance, scope of responsibilities, and other factors. The Compensation Committee does not use a formula to determine compensation or as a fixed target.

In developing our peer group, which was approved in September 2024, the Compensation Committee considered the following key qualitative and quantitative criteria:

•
Sector & Stage—US-based, public pre-commercial biopharmaceutical companies;
•
Stage of business—focus on companies in Phases 1 to 3 of clinical trials, preferably with a focus in oncology;
•
Market Capitalization—between approximately $50 million and $500 million (as of the date the peer group was determined) while maintaining some of the existing peers for year over year consistency; and
•
Headcount—generally under 200 employees.

Following this analysis, the Compensation Committee identified the following 24 companies as our peer group to be used as a reference for its executive compensation decisions in 2025.

ALX Oncology Holdings, Inc.	Gritstone bio, Inc.	PDS Biotechnology Corporation
Aura Biosciences, Inc.	IGM Biosciences, Inc.	PMV Pharmaceuticals, Inc.
Black Diamond Therapeutics, Inc.	Ikena Oncology, Inc.	Precision BioSciences, Inc.
Boundless Bio, Inc.	Immuneering Corporation	Pyxis Oncology, Inc.
C4 Therapeutics, Inc.	Kezar Life Sciences, Inc.	Sutro Biopharma, Inc.
Compass Therapeutics, Inc.	Kronos Bio, Inc.	Verastem, Inc.
Corvus Pharmaceuticals, Inc.	Leap Therapeutics, Inc.	X4 Pharmaceuticals, Inc.
CytomX Therapeutics, Inc.	Mersana Therapeutics, Inc.	Zentalis Pharmaceuticals, Inc.

Compensation Committee Report

The Compensation Committee of the Board of Directors of BioAtla, Inc., consisting solely of independent directors, has reviewed and discussed with management this Compensation Discussion and Analysis contained in this Amendment and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:

Sylvia McBrinn, Chair

Dr. Susan Moran

Dr. Lawrence Steinman

Executive Compensation Tables

Summary Compensation Table

The following table sets forth information with respect to the compensation earned or awarded by the Company to its NEOs for each of the last two fiscal years in which they were an NEO.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jay M. Short, Ph.D.	2025	734,820	144,428	—	—	—	879,248
Chief Executive Officer,	2024	734,820	942,420	—	275,558	—	1,952,798
Co-founder, and
Chairman of the Board of Directors

Richard A. Waldron	2025	485,450	30,730	—	—	—	516,180
Chief Financial Officer	2024	480,640	280,900	—	120,160	—	881,700

Eric Sievers, M.D.	2025	530,630	53,778	—	—	—	584,408
Chief Medical Officer	2024	510,220	323,300	—	127,555	—	961,075

(1)
Amounts in this column reflect the aggregate grant date fair value of RSUs and stock options computed in accordance with FASB ASC Topic 718. The grant date fair value of the RSUs was determined by multiplying the number of RSUs by the closing price of a share of our common stock on the date of grant. The grant date fair value of the options was determined using the Black-Scholes option pricing model based on the fair market value on the date of grant. These amounts reflect our accounting expense for these stock awards and do not represent the actual economic value that may be realized by each NEO. There can be no assurance that these amounts will ever be realized. For information on the assumptions used in valuing these awards, see Note 8 to the financial statements included in the Company’s Original Form 10-K.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding each unexercised stock option or unvested stock award held by our NEOs as of December 31, 2025.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1)

Jay M. Short, Ph.D.	12/15/2020(2)	619	—	—	$900.00	12/14/2030	—	—
	2/22/2022(3)	6,459	281	—	$333.00	2/21/2032	—	—
	2/10/2023(3)	12,042	4,958	—	$182.50	2/9/2033	—	—
	2/16/2024(4)	—	—	—	$—	—	4,691	$133,154
	3/12/2025(4)	—	—	—	$—	—	8,620	$244,679

Richard A. Waldron	12/15/2020(2)	619	—	—	$900.00	12/14/2030	—	—
	2/21/2022(3)	2,204	96	—	$337.50	2/20/2032	—	—
	2/9/2023(3)	2,975	1,225	—	$197.50	2/8/2033	—	—
	2/15/2024(4)	—	—	—	$—	—	1,192	$33,835
	3/11/2025(4)	—	—	—	$—	—	2,000	$56,770

Eric Sievers, M.D.	12/15/2020(2)	1,549	—	—	$900.00	12/14/2030	—	—
	2/21/2022(3)	2,338	102	—	$337.50	2/20/2032	—	—
	2/9/2023(3)	3,400	1,400	—	$197.50	2/8/2033	—	—
	2/15/2024(4)	—	—	—	$—	—	1,372	$38,944
	3/11/2025(4)	—	—	—	$—	—	3,500	$99,348
(1)
The market values of the RSUs that have not vested are calculated by multiplying the number of shares underlying the RSUs shown in the table by $28.3850, the closing market price of a share of our common stock on December 31, 2025, the last trading day of 2025.
(2)
The option was fully vested as of December 15, 2024.
(3)
The option vests over a period of four years, with 25% of the shares underlying the option vested on the one-year anniversary of the grant date, and the remainder vesting in 36 substantially equal monthly installments thereafter, subject to continued service through each applicable vesting date.
(4)
25% of the total number of shares subject to the RSU grant shall vest on the one-year anniversary of the grant date, and 6.25% of the total number of shares subject to the RSU grant shall vest on the last day of each of the 3-month periods following the month in which such first anniversary occurs, subject to continued service through each applicable vesting date.

Potential Payments upon Termination or Change in Control

All of our current NEOs are employed at-will and may be terminated at any time, with or without formal cause. We have entered into arrangements with each of our current NEOs which provide for certain severance benefits upon a termination or change in control, subject to the executive’s execution of a release agreement acceptable to us, as described below.

Individual Severance Arrangements

Dr. Short. In July 2018, we entered into a change in control severance agreement with Dr. Short which provides that, in the event his employment terminates for any reason at any time following a Change in Control (as defined in the severance agreement) then, subject to his execution of a release of claims in our favor, he will receive (i) a severance payment equal to 24 months of his then-current base salary; (ii) a pro-rated bonus payment equal to his target bonus for the year in which the termination occurred; (iii) if Dr. Short’s termination occurs prior to the date bonuses are paid for the immediately preceding year, an amount equal to his full target bonus; and (iv) accelerated vesting of any unvested time-based equity awards then held by him. The severance and bonus payments to Dr. Short are payable as a lump sum within 20 days of the effective date of his release or such later date as required under Section 409A of the Code. In 2020, an event constituting a Change in Control (as defined in the severance agreement) occurred and, accordingly, Dr. Short will be entitled to the severance benefits described above upon his termination of employment with the Company.

Mr. Waldron. In July 2018, we entered into a change in control severance agreement with Mr. Waldron which provides that, in the event his employment is terminated by the Company without Cause or he resigns for Good Reason within the time period beginning three months before a Change in Control (as such terms are defined in the severance agreement) and ending 12 months after a Change in Control, then subject to his execution of a release of claims in our favor, he will receive (i) a severance payment equal to 12 months of his then-current base salary; (ii) a pro-rated bonus payment equal to his target bonus for the year in which the termination occurred; (iii) if the termination occurs prior to the date bonuses are paid for the immediately preceding year, an amount equal to his full target bonus for the prior year; and (iv) accelerated vesting of all outstanding units, shares or options and continuation of the applicable exercise period for all units, shares or options under a separate consulting agreement between the Company and Mr. Waldron. The severance and bonus payments to Mr. Waldron are payable as a lump sum within 20 days of the effective date of his release.

Dr. Sievers. In July 2019, we entered into an offer letter agreement with Dr. Sievers which provides that, in the event his employment is terminated by the Company without Cause (as defined in the offer letter), then subject to his execution of a release of claims in our favor, the Company will provide him with severance in a total amount equal to six months of his then-current base salary, payable in the form of salary continuation, and continued health insurance under the Consolidated Omnibus Budget Reconciliation Act (COBRA) for him and his eligible dependents during such period.

Management Change of Control Severance Plan

Dr. Sievers. On September 15, 2022, the Compensation Committee adopted the BioAtla, Inc. Management Change of Control Severance Plan (the “Severance Plan”). Dr. Sievers is eligible to participate in the Severance Plan. Dr. Sievers is eligible to receive the following payments and benefits in the event of a termination by the Company without Cause or a Resignation by the executive with Good Reason, in each case, during the 12-month period following a Change of Control (as such terms are defined in the Severance Plan): (i) a lump sum payment equal to 1.0 times his base salary; (ii) a prorated portion of his target bonus amount for the year of termination; and (iii) full vesting of his outstanding equity awards (assuming target achievement of any applicable performance-based vesting criteria to the extent the performance period has not yet been completed). Receipt of benefits under the Severance Plan is conditioned upon his execution of a general release of claims and compliance with certain restrictive covenants running in favor of the Company. The severance provisions of the Severance Plan will apply only with respect to a qualifying termination during the 12 months following a Change of Control, while the severance provisions of Dr. Sievers’ offer letter (described above) will apply only with respect to a qualifying termination outside of such period.

Director Compensation

Director Compensation Table

The following table provides information concerning compensation awarded to, earned by and paid to each person who served as a non-employee member of our Board of Directors during the fiscal year ended December 31, 2025.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(4)	Total ($)
Lawrence Steinman, M.D.	78,000	9,365	87,365
Susan Moran, M.D.	49,000	9,365	58,365
Mary Ann Gray, Ph.D.	59,000	9,365	68,365
Sylvia McBrinn	57,500	9,365	66,865
Scott Smith	40,000	9,365	49,365
Edward Williams	47,500	9,365	56,865

(1)
Dr. Short is not included in this table because he was employed as our Chief Executive Officer and received no compensation for his service as a director in fiscal year 2025.
(2)
Our non-employee directors received an annual retainer fee plus any additional annual fees due for service on our committees in the amounts described under “Non-Employee Director Compensation Arrangements.”
(3)
On June 18, 2025, Messrs. Smith, Steinman and Williams and Mses. Moran, Gray, and McBrinn were each granted 23,500 restricted stock units (“RSUs”), pursuant to the Company’s 2020 Equity Incentive Plan, which vest on the earlier of the one-year anniversary of the grant date or the day before the next annual meeting of stockholders, subject to the director’s continued service through such vesting date.
(4)
Our non-employee directors who served in 2025 held the following number of unexercised stock options and unvested RSUs as of December 31, 2025. Dr. Short is omitted from this table as his outstanding equity is reflected in “Executive Compensation—Outstanding Equity Awards Table” above.

Name	Stock Options Outstanding	Unvested Restricted Stock Units
Lawrence Steinman, M.D.	1,646	470
Susan Moran, M.D.	1,646	470
Mary Ann Gray, Ph.D.	1,646	470
Sylvia McBrinn	1,892	470
Scott Smith	15,216	470
Edward Williams	1,900	470

Non-Employee Director Compensation Arrangements

We maintain a non-employee director compensation program which is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Our non-employee director compensation policy, as amended and restated in June 2024, provides that each non-employee director will receive the following compensation for service on our Board of Directors:

•
an annual cash retainer of $40,000;
•
an annual cash retainer of $25,000 for a non-employee director’s service as lead independent director;
•
an additional annual cash retainer of $7,500, $5,000 and $4,000 for service as a member of each of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, respectively; and
•
an additional annual cash retainer of $15,000, $10,000 and $8,000 for service as chairman of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, respectively.

In addition, non-employee directors are eligible to receive such equity awards under the Company’s 2020
Equity Incentive Plan, as amended, as may be approved from time to time by our Board of Directors subject to the recommendations of the Compensation Committee.

We also reimburse our directors for their reasonable out-of-pocket travel expenses in connection with attending meetings of our Board of Directors and committees.

The non-employee director compensation program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Director Stock Ownership Guidelines

Our Board of Directors has instituted the following stock ownership guidelines for its non-employee directors to better align our directors’ interests with those of our stockholders. Director guidelines are determined as a multiple of the annual cash retainer for board membership. The director guidelines are established as three times the director’s annual cash retainer. The guideline ownership must be obtained within five years. Director ownership is evaluated annually as of December 31 using the highest closing price of the Company’s common stock in the fiscal year of evaluation. Shares that count toward meeting the stock ownership guidelines include shares owned directly, full value awards (e.g., RSUs), vested stock options (spread value) and shares owned directly by the director's spouse, dependent children and/or trust. For fiscal year 2025, all our non-employee directors have satisfied their ownership requirement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2026 by:

•
each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
•
each of our directors;
•
each of our named executive officers; and beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2026 and shares issuable upon the settlement of RSUs that will vest within 60 days of March 31, 2026 are deemed to be outstanding and to be beneficially owned by the person holding the stock options or RSUs for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentage ownership of our common stock is based on 1,659,612 shares of our common stock outstanding and 0 shares of Class B common stock outstanding on March 31, 2026. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o BioAtla, Inc., 11085 Torreyana Road, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percentage of Shares Beneficially Owned (%)
Highbridge Capital Management, LLC(1)	96,790	5.83%
Anson Funds Management LP(2)	96,791	5.83%
Acorn Bioventures, L.P.(3)	96,702	5.83%
Named Executive Officers and Directors
Mary Ann Gray, Ph.D.(4)	2,723	*
Sylvia McBrinn(5)	2,604	*
Susan Moran, M.D.(6)	2,222	*
Eric Sievers, M.D.(7)	11,589	*
Jay M. Short, Ph.D.(8)	88,454	5.26%
Scott Smith(9)	19,864	1.19%
Lawrence Steinman, M.D.(10)	2,745	*
Richard A. Waldron(11)	12,937	*
Edward Williams(12)	2,634	*
All executive officers and directors as a group (10 persons)(13)	153,052	9.13%

* Represents beneficial ownership of less than one percent of the outstanding shares of our common stock.

(1)
Based on information contained in a Schedule 13G filed with the SEC on April 25, 2025. The amount of common stock beneficially owned consists of 96,790 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 31, 2026. The warrants held by this shareholder include provisions that limit the exercise thereof to the extent such exercise would cause the holder, together with its affiliates and any other person acting together with it and its affiliates, to beneficially own a number of shares of common stock that would exceed 9.99% of our then outstanding common stock immediately after giving effect to such exercise. The address of such entity is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(2)
Based on information provided by Anson Funds Management L.P. The amount of common stock beneficially owned consists of 96,791 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 31, 2026. The warrants held by this shareholder include provisions that limit the exercise thereof to the extent such exercise would cause the holder, together with its affiliates and any other person acting together with it and its affiliates, to beneficially own a number of shares of common stock that would exceed 9.99% of our then outstanding common stock immediately after giving effect to such exercise. The address of such entity is Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(3)
Based on information contained in a Schedule 13G/A filed with the SEC on May 20, 2025, consisting of (i) 43,244 shares of common stock held by Acorn Bioventures, L.P. ("Acorn") and (ii) 53,458 shares of common stock held by Acorn Bioventures 2, L.P. ("Acorn 2"). Acorn Capital Advisors GP, LLC ("Acorn GP") is the sole general partner of Acorn and may be deemed to beneficially own the shares of common stock beneficially owned by Acorn. Acorn Capital Advisors GP 2, LLC ("Acorn GP 2") is the sole general partner of Acorn 2 and may be deemed to beneficially own the shares of common stock beneficially owned by Acorn 2. Anders Hove is the manager of Acorn GP and Acorn GP 2 and may be deemed to beneficially own the shares of common stock beneficially owned by Acorn and Acorn 2. The address of these entities and Mr. Hove is 420 Lexington Avenue, Suite 2626, New York, New York 10170.
(4)
Includes 1,646 shares of common stock that are subject to options vested as of March 31, 2026.
(5)
Includes 1,892 shares of common stock that are subject to options vested as of March 31, 2026.
(6)
Includes 1,646 shares of common stock that are subject to options vested as of March 31, 2026.
(7)
Includes (i) 7,689 shares of common stock that are subject to options vested as of March 31, 2026, (ii) 371 shares of common stock that are issuable upon vesting of restricted stock units within 60 days of March 31, 2026 and (iii) 200 shares of common stock that are issuable upon exercise of outstanding options within 60 days of March 31, 2026.
(8)
Includes (i) 56,189 shares held by Dr. Short, which includes (a) 20,463 shares of common stock that are subject to options vested as of March 31, 2026, (b) 1,059 shares of common stock that are issuable upon vesting of restricted stock units within 60 days of March 31, 2026 and (c) 708 shares of common stock that are issuable upon exercise of outstanding options within 60 days of March 31, 2026; (ii) 5,174 shares held by Jay M. Short 2020 Irrevocable Gift Trust, which Dr. Short is the trustee of and holds sole voting and dispositive power with respect to the shares; (iii) 15,870 shares held by Dr. Short’s spouse, as to which Dr. Short disclaims beneficial ownership, except to the extent of his pecuniary interest therein, if any; (iv) 5,174 shares held by Carolyn Short 2020 Irrevocable Gift Trust, as to which Dr. Short disclaims beneficial ownership, except to the extent of his pecuniary interest therein, if any; (v) 6,046 shares held by Capia IP, LLC, which Dr. Short’s spouse is the managing member of and as to which Dr. Short disclaims beneficial ownership, except to the extent of his pecuniary interest therein; and (vi) 1 share held by Himalaya Parent LLC, which Dr. Short and Dr. Short’s spouse are the managers of and as to which Dr. Short disclaims beneficial ownership of except to the extent of his pecuniary interest therein.
(9)
Includes (i) 13,612 shares of common stock that are subject to options vested as of March 31, 2026 and (ii) 291 shares of common stock that are issuable upon exercise of outstanding options within 60 days of March 31, 2026.
(10)
Includes 1,646 shares of common stock that are subject to options vested as of March 31, 2026.
(11)
Includes 6,069 shares of common stock that are subject to options vested as of March 31, 2026.
(12)
Includes 1,900 shares of common stock that are subject to options vested as of March 31, 2026.
(13)
Includes (i) 59,710 shares of common stock that are subject to options vested as of March 31, 2026, (ii) 1,623 shares of common stock that are issuable upon vesting of restricted stock units within 60 days of March 31, 2026 and (iii) 1,311 shares of common stock that are issuable upon exercise of outstanding options within 60 days of March 31, 2026 held by all our executive officers and directors as a group.

Equity Compensation Plan Information

We currently maintain the following equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors and consultants, each of which has been approved by our stockholders: our 2020 Equity Incentive Plan (“2020 Plan”) and our Employee Stock Purchase Plan (“ESPP”).

The following table presents information as of December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding securities	Weighted- average exercise price of outstanding securities ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	166,257 (2)	384.00 (3)	69,799 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	166,257	$384.00	69,799

(1)
Includes our 2020 Plan and our ESPP. For a description of these plans, refer to Note 8 to the historical financial statements included in the Original Form 10-K.
(2)
Includes 117,581 stock options outstanding under the 2020 Plan and 48,676 RSUs outstanding under the 2020 Plan, each as of December 31, 2025.
(3)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(4)
Includes 26,013 shares available for issuance under the 2020 Plan and 43,786 shares available for issuance under the ESPP. In addition, the number of shares reserved for issuance under the 2020 Plan automatically increases on January 1 of each year through 2030 by a number of shares of common stock equal to 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our board of directors. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year through 2030 by the number of shares equal to the lesser of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the immediately preceding calendar year (calculated on a fully diluted basis), (ii) 18,593 shares of our common stock or (iii) such lesser number of shares as determined by our board of directors. Pursuant to these provisions, an additional 30,769 and 16,291 shares of common stock were added to the 2020 Plan and ESPP, respectively, effective January 1, 2026, which are not reflected in the table above.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Transactions

In addition to the executive officer and director compensation arrangements discussed above under “Executive Compensation” respectively, since January 1, 2023 the following are the only transactions or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control and other arrangements, which are described under “Executive Compensation.”

Himalaya Therapeutics SEZC

Himalaya Therapeutics SEZC (“Himalaya”) is a related party as Dr. Short, our Chief Executive Officer and Chairman of the Board of Directors, and his spouse, Carolyn Anderson Short, serve as directors for Himalaya, and Carolyn Anderson Short also serves as an officer of such entity.

Clinical Trial Services Agreement

In January 2024, we entered into an amended Clinical Trial Services Agreement with Himalaya, which amends the Clinical Trial Agreement with Himalaya, dated April 8, 2022, pursuant to which Himalaya agreed to provide services related to the initiation of clinical trials for BA3011 in the People’s Republic of China. Under the amended agreement, BioAtla will pay Himalaya for the full-time use of two of its personnel and provide services related to the initiation of clinical trials for evalstotug in China for a period of twelve months.

Global Transaction Agreement

In September 2024, we entered into a Global Transaction Agreement (the “Himalaya Agreement”) with Himalaya. BioAtla and Himalaya had previously entered into an Amended and Restated Exclusive Rights Agreement (the “Amended Rights Agreement”) in January 2020. Pursuant to the Amended Rights Agreement, Himalaya controls rights to develop, manufacture and commercialize certain assets in certain territories, including BA3362 which was licensed to Context Therapeutics Inc. in September 2024 (“Context”) (see Note 9 to the historical financial statements included in the Original Form 10-K). Pursuant to the Himalaya Agreement, Himalaya consented to BioAtla’s execution and performance of the Context License Agreement, and granted to BioAtla an exclusive, worldwide, sublicensable license for those impacted products and intellectual property. Further, as set forth in the Amended Rights Agreement and further clarified in the Himalaya Agreement, BioAtla agreed to pay Himalaya, subject to any applicable tax withholdings, (i) a mid-teens percentage of all upfront payments and development milestones received by BioAtla from Context under the Context License Agreement; and (ii) a specified percentage of any and all sales milestones and/or royalties based upon Net Sales (as defined in the Context License Agreement) in the People’s Republic of China and the Special Administrative Regions of Hong Kong, Macao and Taiwan that BioAtla receives from Context under the Context License Agreement.

BioAtla is the principal in the Context License Agreement and in the Himalaya Agreement and will record revenues and expenses on a gross basis given that BioAtla had full discretion in setting consideration pricing in the Context License Agreement. BioAtla will be primarily responsible for providing the License, and Himalaya has no obligation to be a part of any of the fulfillment activities.

For the twelve months ended December 31, 2025, we recognized $0.3 million in research and development expense related to the transactions with Himalaya. We did not have any amounts due from or due to Himalaya Therapeutics SEZC as of December 31, 2025.

Inversagen AI LLC

Investment Agreement

On December 30, 2025, we entered into an Investment Agreement (the “Investment Agreement”) with Inversagen AI LLC, a Delaware limited liability company (“Inversagen AI”), and Alliance International Resources Corp., a Nevada corporation (“AIRC”). Inversagen AI is a related party of the Company, as the Company’s Chairman and Chief Executive Officer, Dr. Jay Short, and his spouse serve as managers of Inversagen AI. Subject to completion of financings by Inversagen AI as set forth in the Investment Agreement, we agreed to sell common units in a subsidiary, BA 3021 SPV LLC (the “SPV”), to Inversagen AI in a private placement over multiple closings. Upon completion of the transaction, Inversagen AI would own an aggregate 35% of the common units in the SPV in exchange for an aggregate $40 million. Concurrently with the initial closing, we agreed to enter into an exclusive license agreement (the “License Agreement”) with the SPV in which we would grant to the SPV, an exclusive, worldwide, perpetual and irrevocable license to BioAtla’s intellectual property rights in ozuriftamab vedotin (“Oz-V”). We agreed to grant the SPV the right to develop and commercialize Oz-V for all human uses, other than diseases (in all cases excluding oncology) in humans involving senescent cell elimination therapy.

We planned to use the gross proceeds received from the sale of the SPV common units to Inversagen AI for general operating expenses and clinical trial expenses to advance Oz-V in the Phase 3 Study. However, in connection with recent events, including the previously announced formal process to explore and evaluate strategic options and related workforce reduction, the transaction has not closed and the timing of completing the transaction and initiation of the Phase 3 Study are being re-evaluated, and we are in discussions to potentially restructure the transaction pending the outcome of the strategic process.

Inversagen, LLC, a Delaware Limited Liability Company (“Inversagen LLC”) holds an exclusive license to CAB senescence and longevity technologies from the Company. Inversagen LLC subsequently contributed these rights to Inversagen AI. Inversagen, LLC is a related party of the Company, as Dr. Short and his spouse serve as managers of Inversagen LLC.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Transactions with Related Persons

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions”. For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or another independent body of our board of directors takes into account the relevant available facts and circumstances including:

•
the risks, costs and benefits to us;
•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

ITEM 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually. The following table provides information regarding the fees billed for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Audit fees(1)	$618,600	$542,624
Audit-related fees(2)	$—	$—
Tax fees(3)	$50,470	$47,946
All other fees(4)	$—	$—
Total fees	$669,070	$590,570

(1)
Consists of fees rendered in connection with the audit of our financial statements, including audited financial statements presented in the Original Form 10-K and review of the interim financial statements and services normally provided in connection with regulatory filings. Audit fees in 2025 and 2024 include fees related to the audit of our financial statements and professional services performed in connection with our registration statements.
(2)
Consists of fees for assurance and related services that are reasonably related to the performance of audits or reviews of our financial statements and were not reported above under "Audit fees." No such fees were incurred in fiscal year 2025 and fiscal year 2024.
(3)
Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, as well as technical tax advice related to federal and state income tax matters, assistance with sales tax and assistance with tax audits.
(4)
Consists of fees for all other professional services other than those reported above. No such fees were incurred in fiscal year 2025 and fiscal year 2024.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above for 2025 were approved by our audit committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Amendment:

(1) Financial Statements

See Index to Consolidated Financial Statements under Item 8 of the Original Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto in the Original Form 10-K.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of the Original Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Amendment. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Index

The following exhibits, if not filed or furnished herewith, are incorporated herein by reference to this Amendment:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
1.1	Agreement and Plan of Merger, dated as of January 30, 2026, by and between BioAtla, Inc. and Merger Sub.	8-K	001-39787	1.1	01-30-2026
1.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 2, 2026, by and between BioAtla, Inc. and BA Merger Sub, Inc.	8-K	001-39787	1.1	03-02-2026
3.1	Amended and Restated Certificate of Incorporation of BioAtla, Inc.	8-K	001-39787	3.1	12-18-2020
3.2	Amended and Restated Bylaws of BioAtla, Inc.	8-K	001-39787	3.1	04-24-2024
4.1	Specimen Common Stock Certificate evidencing the shares of common stock	S-1/A	333-250093	4.1	12-08-2020
4.2	Investors’ Rights Agreement, dated July 13, 2020	S-1/A	333-250093	4.2	12-08-2020
4.3	Description of Securities	10-K	001-39787	4.3	03-28-2025
4.4	Form of Warrant	8-K	001-39787	4.1	12-20-2024
10.1+	2020 Equity Incentive Plan	S-1/A	333-250093	10.1	12-08-2020
10.2+	Amendment No. 1 to 2020 Equity Incentive Plan	S-8	333-251520	99.2	12-18-2020
10.3+	Amendment No. 2 to 2020 Equity Incentive Plan	10-K	001-39787	10.26	02-28-2022
10.4+	2020 Employee Stock Purchase Plan	S-1/A	333-250093	10.3	12-08-2020
10.5+	Amendment No. 1 to Employee Stock Purchase Plan	10-K	001-39787	10.27	02-28-2022
10.6*	Exclusive Rights Agreement with Himalaya SEZC, dated January 1, 2020	S-1	333-250093	10.4	11-13-2020
10.7*	Global Co-Development and Collaboration Agreement with BeiGene, Ltd. and BeiGene Switzerland GmbH, dated April 8, 2019, as amended by First Amendment, dated December 24, 2019 and as amended by Second Amendment, October 5, 2020	S-1	333-250093	10.8	11-13-2020
10.8*	Amendment No. 3 to Global Co-Development and Collaboration Agreement among BeiGene, Ltd., BeiGene Switzerland GmbH and BioAtla, Inc.	10-K	001-39787	10.28	02-28-2022
10.9+	Employment Letter Agreement between BioAtla, LLC and Jay Short, as amended by the Letter Amendment dated October 1, 2011	S-1/A	333-250093	10.11	12-08-2020
10.10+	Severance Agreement between BioAtla, LLC and Jay Short, dated July 1, 2018	S-1/A	333-250093	10.13	12-08-2020
10.11+	Offer Letter between BioAtla, LLC and Richard Waldron, dated October 23, 2013	10-K	001-39787	10.19	02-28-2022
10.12+	Severance Agreement between BioAtla, LLC and Richard Waldron, dated July 1, 2018	10-K	001-39787	10.20	02-28-2022
10.13+	Offer Letter between BioAtla, LLC and Eric Sievers, dated June 17, 2019	10-K	001-39787	10.21	02-28-2022
10.14+	Offer Letter between BioAtla, LLC and Christian Vasquez, dated October 22, 2015	10-K	001-39787	10.22	02-28-2022
10.15+	Form of Indemnification Agreement between the Registrant and each of its executive officers or directors	S-1/A	333-250093	10.18	12-08-2020
10.16	Lease Agreement with HCP Torreyana, LLC, dated June 2, 2017	S-1/A	333-250093	10.19	12-08-2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
10.17	First Amendment to Lease with HCP Torreyana, dated January 16, 2019	10-K	001-39787	10.17	03-26-2024
10.18	Lease Agreement between BioAtla, Inc. and HCP Torreyana, LLC, as amended	10-Q	001-39787	10.1	08-07-2025
10.19*	Master Clinical Trial Collaboration Agreement, dated January 5, 2022, by and between BioAtla, Inc. and Bristol-Myers Squibb Company	10-Q	001-39787	10.2	11-04-2022
10.20*	First Amendment to Master Clinical Trial Agreement between BioAtla, Inc. and Bristol-Myers Squibb Company	10-K	001-39787	10.24	03-23-2023
10.21*	China Clinical Trial Services Agreement, dated April 8, 2022, by and between BioAtla, Inc. and Himalaya Therapeutics Limited Company	10-Q	001-39787	10.1	08-09-2022
10.22+	Form of Non-Employee Director Stock Option Agreement	10-K	001-39787	10.24	03-26-2024
10.23+	Form of Employee Stock Option Agreement	10-K	001-39787	10.25	03-26-2024
10.24+	Amended and Restated Director Compensation Policy	10-Q	001-39787	10.1	08-08-2024
10.25+	BioAtla, Inc. Management Change of Control Severance Plan	8-K	001-39787	10.1	09-21-2022
10.26	Open Market Sale AgreementSM dated as of January 6, 2023, between BioAtla, Inc. and Jefferies LLC	8-K	001-39787	1.1	01-06-2023
10.27	Form of Restricted Stock Unit Agreement	10-Q	001-39787	10.2	05-14-2024
10.28	Form of Non-Employee Director Restricted Stock Unit Agreement	10-Q	001-39787	10.2	08-08-2024
10.29*	License Agreement between BioAtla, Inc. and Context Therapeutics Inc., dated as of September 23, 2024	8-K	001-39787	10.1	09-23-2024
10.30*	Global Transaction Agreement between BioAtla, Inc. and Himalaya Therapeutics SEZC, dated as of September 23, 2024	8-K	001-39787	10.2	09-23-2024
10.31	Form of Securities Purchase Agreement, dated as of December 19, 2024	8-K	001-39787	10.1	12-20-2024
10.32*	Form of Pre-Paid Advance Agreement	8-K	001-39787	10.1	11-21-2025
10.33	Standby Equity Purchase Agreement, dated as of November 20, 2025, between BioAtla, Inc. and YA II PN, Ltd.	8-K	001-39787	10.2	11-21-2025
10.34*	Exclusive License Agreement with Inversagen LLC, dated March 15, 2019, as amended by First Amendment to Exclusive License Agreement, dated July 7, 2020	S-1	333-250093	10.5	11-13-2020
10.35*	Investment Agreement, dated as of December 30, 2025, by and among BioAtla, Inc., Inversagen AI, LLC and Alliance International Resources Corp.	10-K	001-39787	10.35	03-31-2026
10.36+*	Form of Retention Bonus Agreement between BioAtla, Inc. and certain executive officers	10-K	001-39787	10.36	03-31-2026
10.37+*	Retention Bonus Agreement between BioAtla, Inc. and Jay Short, effective March 20, 2026	10-K	001-39787	10.37	03-31-2026
19.1	Insider Trading Policy of BioAtla, Inc.	10-K	001-39787	19.1	03-28-2025
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-39787	23.1	03-31-2026
24.1	Power of Attorney	10-K	001-39787	24.1	03-31-2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39787	31.1	03-31-2026
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39787	31.2	03-31-2026

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	10-K	001-39787	32.1	03-31-2026
97.1	Compensation Recovery Policy of BioAtla, Inc.	10-K	001-39787	97.1	03-26-2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)					X

†	Furnished and not filed.
+	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted or redacted in accordance with Item 601(a)(5) or Item 601(b)(10)(iv) of Regulation S-K.

s

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAtla, Inc.

Date: April 29, 2026	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer and Authorized Signatory)