Form 10-Q
period 2026-03-31
BioAtla, Inc.
filed 2026-05-15
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026 the number of shares of the registrant’s common stock outstanding was 1,656,926 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,961	$7,118
Prepaid expenses and other current assets	1,132	895
Total current assets	3,093	8,013
Property and equipment, net	—	120
Operating lease right-of-use asset, net	5,310	5,532
Other assets	163	163
Total assets	$8,566	$13,828
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$19,133	$16,353
Operating lease liabilities	1,559	1,427
PPAs liability	—	4,142
Total current liabilities	20,692	21,922
Operating lease liabilities, less current portion	4,535	4,773
Liability to licensor	19,806	19,806
Warrant liability	842	3,516
Total liabilities	45,875	50,017
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2026 and December 31, 2025; 1,659,612 and 1,269,286 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at March 31, 2026 and December 31, 2025; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	514,681	509,457
Accumulated deficit	(551,990)	(545,646)
Total stockholders’ equity (deficit)	(37,309)	(36,189)
Total liabilities and stockholders’ equity (deficit)	$8,566	$13,828

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development expense	$4,582	$12,355
General and administrative expense	4,726	5,259
Total operating expenses	9,308	17,614
Loss from operations	(9,308)	(17,614)
Other income (expense):
Interest income	37	400
Gain on warrant liability	2,674	1,880
Gain on PPAs liability	273	—
Other expense	(20)	—
Total other income	2,964	2,280
Consolidated net loss and comprehensive loss	$(6,344)	$(15,334)
Net loss per common share, basic and diluted	$(4.22)	$(13.16)
Weighted-average shares of common stock outstanding, basic and diluted	1,501,649	1,164,984

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2025	1,269,286	$—	$509,457	$(545,646)	$(36,189)
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	8,090	—	—	—	—
Issuance of common stock under PPAs	334,144	—	3,870	—	3,870
Issuance of common stock under SEPA	48,092	—	412	—	412
Taxes related to net share settlement of equity awards	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	956	—	956
Net loss	—	—	—	(6,344)	(6,344)
Balance at March 31, 2026	1,659,612	$—	$514,681	$(551,990)	$(37,309)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	1,161,983	$—	$500,304	$(486,039)	$14,265
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	6,039	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(29)	—	(29)
Stock-based compensation expense	—	—	1,645	—	1,645
Net loss	—	—	—	(15,334)	(15,334)
Balance at March 31, 2025	1,168,022	$—	$501,920	$(501,373)	$547

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(6,344)	$(15,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	183
Change in fair value of warrant liability	(2,674)	(1,880)
Change in fair value of PPAs	(273)	—
Stock-based compensation	956	1,645
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(237)	(2,988)
Accounts payable and accrued expenses	3,069	2,114
Right-of-use assets and lease liabilities, net	116	(28)
Net cash used in operating activities	(5,267)	(16,288)
Cash flows from financing activities
Proceeds from issuance of common stock under SEPA	413	—
Payment of financing costs related to issuance of common stock, PPAs and SEPA	(289)	(366)
Payments for taxes related to net settlement of equity awards	(14)	(29)
Net cash provided by (used in) financing activities	110	(395)
Net decrease in cash and cash equivalents	(5,157)	(16,683)
Cash and cash equivalents, beginning of period	7,118	49,046
Cash and cash equivalents, end of period	$1,961	$32,363
Supplemental disclosure of non-cash investing and financing activities
Fair value of common stock issued in satisfaction of PPAs liability	$3,870	$—
Accrued severance included in accounts payable and accrued expenses	$—	$556
Unpaid deferred financing costs	$—	$79

See accompanying notes.

BioAtla, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

BioAtla, LLC was formed in Delaware in March 2007 and was converted to a Delaware corporation in July 2020 and renamed BioAtla, Inc. (the “Company”). BioAtla, Inc. is a single legal entity with one consolidated variable interest entity (“VIE”), BA 3021 SPV LLC (see Note 10). The Company has a proprietary platform for creating biologics, including its conditionally active biologics (“CAB” or “CABs”). CABs have been designed to be active only under certain conditions found in diseased tissue, while remaining inactive in normal tissue. The Company has developed several CAB drug candidates through Phase 2 clinical trials including: two CAB antibody drug conjugates (“CAB ADC”), mecbotamab vedotin (BA3011), a CAB ADC targeting AXL, and ozuriftamab vedotin (BA3021), a CAB ADC targeting ROR2; and evalstotug (BA3071), a CAB anti-CTLA-4 antibody. The Company has an ongoing Phase 1 trial for BA3182 (CAB-EpCAM x CAB-CD3), a CAB bispecific antibody targeting EpCAM.

Merger and Related Share Consolidation

On March 23, 2026, the Company’s stockholders approved the Agreement and Plan of Merger, as amended from time to time, including pursuant to Amendment No. 1 to Agreement and Plan of Merger, pursuant to which (i) a wholly owned subsidiary (the “Merger Sub”) of the Company would merge with and into the Company, with the Company surviving (the “Merger”), and (ii) every fifty (50) shares of common stock of the Company issued and outstanding, or held as treasury stock, would be converted into one (1) share of common stock of the surviving corporation, which would be the Company (the “Share Consolidation”). The effective date of the Merger and the related Share Consolidation was April 6, 2026. The Share Consolidation did not change the par value or the number of authorized shares of the Company’s common stock. The Company’s condensed consolidated financial statements and notes to the condensed consolidated financial statements present the retroactive effect of the Share Consolidation on the Company’s common stock share and per share data, and exercise price data for applicable common stock equivalents, for all periods presented.

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in its Annual Report on Form 10-K filed with the SEC on March 31, 2026.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidate BA3182. As of March 31, 2026, the Company had an accumulated deficit of $552.0 million.

In November 2025, the Company entered into the Standby Equity Purchase Agreement (the “SEPA”) with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $15.0 million of shares of common stock (the “Commitment Amount”), subject to certain limitations and conditions set forth in the SEPA, during the 36 months beginning November 20, 2025 (such shares, the “SEPA Shares”). As of March 31, 2026, 48,092 SEPA Shares had been sold under the SEPA, with gross proceeds to the Company totaling approximately $0.4 million. Additional sales of the SEPA Shares to Yorkville and the timing of any such sales, if elected to be utilized by the Company at a future date, are at the Company’s option.

On March 2, 2026, the Company announced a formal process to explore and evaluate strategic options to maximize shareholder value, including the sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. The Company plans to continue to fund its losses from operations and capital funding needs through proceeds received through the SEPA, this strategic process, other public or private equity or debt financings, or other sources. In connection with the evaluation of strategic options, the Company also implemented a reduction in force and other cost-containment measures intended to better align resources with its near-term priorities. In order to continue to preserve capital during this period, the Company is re-evaluating the timing and scope of its clinical development programs.

If the Company is not able to secure adequate additional funding, the Company may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs or wind down the Company. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Management is required to perform a two-step analysis of the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management’s assessment concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the issuance date of these condensed consolidated financial statements.

The Company has prepared its condensed consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

Variable Interest Entities

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE. VIEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently, (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity and (iii) the legal entity is structured with substantive voting rights. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The Company has a controlling financial interest in a VIE when the Company has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether or not it has a controlling financial interest.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to accruals for research and development costs, equity-based compensation, and fair value measurements related to the Warrant Liability (as defined in Note 4). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on the Company’s condensed consolidated balance sheets. The Company does not have any finance leases.

Fair Value Option

Under the ASC 825, Financial Instruments (“ASC 825”), the Company has the irrevocable option to report certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Under the Pre-Paid Advance Agreements (the “PPAs”) entered into in November 2025, pre-paid advances having an aggregate principal amount of $7.5 million (the “Pre-Paid Advance”) were issued to the Company. The Company elected the fair value option to account for the Pre-Paid Advance (See Note 4 and Note 7). The fair value option was elected as management believes fair value measurement better aligns with the instrument’s economic risks and expected settlement outcomes. This election also eliminates the need to bifurcate the embedded conversion features and account for them separately as derivative instruments.

The Pre-Paid Advance was initially recorded at fair value at issuance, which was determined to be equal to the transaction price of $7.15 million. Issuance costs incurred in connection with the Pre-Paid Advance were expensed as incurred, consistent with the requirements applicable to instruments measured at fair value under ASC 825. Subsequent to initial recognition, the Company remeasures the Pre-Paid Advance to fair value at each reporting date, with changes in fair value recognized in earnings within the gain on PPAs liability on the condensed consolidated statements of operations and comprehensive loss. The change in fair value related to accrued interest is presented with the total change in fair value of the Pre-Paid Advance as a single line within the gain on PPAs liability on the condensed consolidated statements of operations and comprehensive loss.

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

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	As of March 31,
	2026	2025
Common stock warrants	193,581	193,581
Common stock options	113,902	121,232
Restricted stock units	59,740	58,230
ESPP shares	2,448	2,840
Total	369,671	375,883

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid research and development	$890	$663
Prepaid insurance	116	28
Other prepaid expenses and current assets	126	204
Total	$1,132	$895

Property and equipment consist of the following (in thousands):

	Useful life (years)	March 31, 2026	December 31, 2025
Furniture, fixtures and office equipment	3 - 7	$1,101	$1,101
Laboratory equipment	5	1,829	1,829
Leasehold improvements	2 - 3	2,498	2,498
		5,428	5,428
Less accumulated depreciation and amortization		(5,428)	(5,308)
Total		$—	$120

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$12,123	$8,194
Accrued research and development	6,069	7,280
Other accrued expenses	941	879
Total	$19,133	$16,353

3. Restructuring

In March 2026, the Company announced that it has initiated a formal process to explore and evaluate strategic options to maximize shareholder value, including sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions.

In connection with the evaluation of strategic alternatives, the Company implemented a restructuring plan that included a workforce reduction of approximately 70%. The Company recorded restructuring costs of $0.5 million during the three months ended March 31, 2026, of which $0.4 million is included in research and development expense and $0.1 million is included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. Restructuring costs primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. The Company made cash payments of $0.5 million during the three months ended March 31, 2026. The remaining restructuring liability balance as of March 31, 2026 is immaterial and is expected to be paid out during the second quarter of 2026.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,689	$—	$—	$1,689
Liabilities
Warrants	$—	$—	$842	$842

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,285	$—	$—	$4,285
Liabilities
Warrants	$—	$—	$3,516	$3,516
Pre-Paid Advance	$—	$—	$4,142	$4,142

No transfers between levels have occurred during the periods presented.

Cash Equivalents

Cash equivalents are comprised of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Warrant Liability

As of March 31, 2026, Level 3 liabilities include the warrant liability which resulted from warrants being issued on December 20, 2024 (as further described in Note 8), which did not meet the criteria for equity classification in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), and are therefore accounted for as liabilities at fair value.

The Company estimates the fair value of its warrants using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model.

The significant inputs used in the valuation models to measure the fair value of the warrants are as follows:

	Valuation Date
	March 31, 2026	December 31, 2025
Common stock price	$8.05	$28.39
Risk-free rate	3.88%	3.68%
Expected term (in years)	4.22	4.47
Expected volatility	120.5%	103.2%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 liabilities for the three months ended March 31, 2026 (in thousands):

Warrant Liability
Balance at December 31, 2025	$3,516
Change in fair value of warrant liability	(2,674)
Balance at March 31, 2026	$842

The fair value of the warrant liability as of March 31, 2026 was determined using the contractual exercise price of $59.50. As further discussed in Note 8, the warrants were subsequently re-priced in April 2026. Changes in the fair value of the liability-classified warrants are recognized within the gain on warrant liability, a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

PPAs Liability

As of December 31, 2025, Level 3 liabilities included the Pre-Paid Advance (as defined in Note 7) issued to the Company in November 2025, for which the Company elected the fair value option. The Pre-Paid Advance was fully converted into shares of the Company’s common stock as of February 2026 under the terms of the agreement and no remaining liability was outstanding as of March 31, 2026.

The Pre-Paid Advance was classified within Level 3 of the fair value hierarchy as the fair value was derived using a Monte Carlo simulation model in a risk neutral framework, which uses significant unobservable inputs. The significant assumptions used in the valuation model included volatility, expected term, risk-free rates, and credit-adjusted discount rates.

The following table presents the changes in the fair value of Level 3 liabilities for the three months ended March 31, 2026 (in thousands):

PPAs Liability
Balance at December 31, 2025	$4,142
Conversion of Pre-Paid Advance into common stock	(3,869)
Change in fair value of PPAs liability	(273)
Balance at March 31, 2026	$—

Changes in the fair value of the Pre-Paid Advance are recognized within the gain on PPAs liability, a component of other income (expense) on the condensed consolidated statements of operations and comprehensive loss.

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

Under the relevant guidance, the Company reassessed the lease classification and remeasured the lease liability as of the effective date of modification and recognized a lease liability and ROU asset of approximately $6.0 million on the Company’s condensed consolidated balance sheets.

The components of lease expense included in the Company’s condensed consolidated statements of operations and comprehensive loss include (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$359	$261
Variable lease expense	119	180
Total lease expense, net	$478	$441

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three months ended March 31, 2026 and 2025.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of March 31,
	2026	2025
Weighted average remaining lease term (in years)	4.70	0.25
Weighted average discount rate percentage	9.00%	3.50%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating leases	$244	$288

Maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Operating lease
Nine months ending December 31, 2026	$1,240
2027	1,528
2028	1,574
2029	1,621
2030	1,529
Total future lease payments	7,492
Less: imputed interest	(1,398)
Total operating lease liabilities	$6,094

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

7. Pre-Paid Advance

In November 2025, the Company closed on the PPAs with YA II PN, Ltd. (“Yorkville”), Anson Investments Master Fund LP and Anson East Master Fund LP (collectively, the “Anson Funds” and together with Yorkville, the “Investors”). Pursuant to the PPAs, the Investors agreed to provide the Company with pre-paid advances having an aggregate principal amount of $7.5 million, at a purchase price equal to 95% of the face amount. The purchase resulted in gross proceeds to the Company of $7.13 million. The Pre-Paid Advance accrued interest at 4% per annum.

As a result of the Company’s election to account for the Pre-Paid Advance under the fair value option in ASC 825, the Pre-Paid Advance was initially recorded at fair value at issuance using the Monte Carlo simulation model, which uses significant unobservable inputs (Level 3). See Note 4 for significant assumptions used in determining the fair value.

The Company incurred issuance costs of $0.7 million, which were expensed as incurred, as required under the fair value option, and such costs are presented within other income (expense) on the consolidated statements of operations and comprehensive loss for the twelve months ended December 31, 2025.

The Pre-Paid Advance was fully converted into shares of the Company’s common stock as of February 2026 under the terms of the agreement. For the three months ended March 31, 2026, the Company issued common stock to the Investors in settlement of approximately $4.5 million in principal and accrued interest under the Pre-Paid Advance. As of March 31, 2026, there was no remaining outstanding principal balance of the Pre‑Paid Advance.

8. Stockholders’ Equity

Merger and Related Share Consolidation

On April 6, 2026, the Company effected the Share Consolidation of its outstanding shares of common stock pursuant to which every 50 shares of issued and outstanding common stock were converted into one share of common stock. No fractional shares were issued in connection with the Share Consolidation. Stockholders of record who otherwise were entitled to receive fractional shares received an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder was otherwise entitled multiplied by the closing price of the common stock on The Nasdaq Capital Market on April 6, 2026. All share and per share amounts included within these condensed consolidated financial statements have been retrospectively adjusted to reflect the Share Consolidation.

November 2025 Standby Equity Purchase Agreement

In November 2025, in connection with the entry into the PPAs (as defined in Note 1), the Company entered into the SEPA with Yorkville pursuant to which the Company has the right to sell to Yorkville SEPA Shares to the Commitment Amount, over a 36-month period. Sales of SEPA Shares to Yorkville and the timing of any such sales are at the Company’s option, and the Company is under no obligation to sell such shares to Yorkville. The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the effective date or (ii) the date on which Yorkville has purchased SEPA Shares equal to the Commitment Amount. The Company has the right to terminate the SEPA at no cost or penalty with five trading days’ written notice. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

Each advance (each, a “SEPA Advance”) the Company requests from Yorkville may be for a number of SEPA Shares up to 100% of the average daily trading volume of the Company’s common stock on The Nasdaq Capital Market during the five trading days immediately prior to the date of the Company’s request. The SEPA Shares delivered by the Company will be purchased by Yorkville at a price equal to 97% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the three trading days prior to the request, subject to a minimum price that may be specified in the Company’s request.

The issuance of shares under the SEPA is subject to further limitations and conditions, including that the shares of common stock beneficially owned by each Investor and its affiliates at any one time will not exceed 4.99% of the then-outstanding shares of the Company’s common stock.

As consideration for Yorkville’s commitment to purchase SEPA Shares, the Company paid Yorkville a cash structuring fee and issued 4,868 shares of common stock to Yorkville. Such fees, totaling approximately $0.3 million, were expensed as incurred and are presented as a component of other income (expense) on the condensed consolidated statements of operations and comprehensive loss. During three months ended March 31, 2026, 48,092 SEPA Shares were sold under the SEPA, with gross proceeds to the Company totaling approximately $0.4 million.

December 2024 Offering and Warrant Issuance

In December 2024, the Company closed on an offering (the “December 2024 Offering”) of 193,581 shares of common stock at a price of $47.60 per share with accompanying warrants to purchase up to 193,581 shares of common stock, which initially had an exercise price of $59.50 per share (the “Warrants”). Pursuant to the re-pricing mechanism contained in the Warrants, the exercise price of the Warrants was reduced to $4.35 to match the lowest VWAP of our common stock during the eleven (11) trading days commencing five (5) trading days immediately preceding the Share Consolidation and ending five (5) trading days immediately following the Share Consolidation. As discussed in Note 4, the Company recorded a liability at fair value related to the issuance of the Warrants, with changes in fair value each reporting period recognized as a component of other income (loss) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. As the Share Consolidation and warrant re-pricing occurred after March 31, 2026, the fair value of the warrant liability as of March 31, 2026 was determined using the unadjusted exercise price of $59.50. The accompanying Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 193,581 Warrants outstanding and exercisable at March 31, 2026.

2020 Equity Incentive Plan

Under the 2020 Equity Incentive Plan (the “2020 Plan”), the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of March 31, 2026 and December 31, 2025, the total number of common shares authorized for issuance under the 2020 Plan was 276,247 and 245,477, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by the number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service as an employee, non-employee director, or independent contractor.

Stock-based compensation expense recognized for all equity awards under the 2020 Plan for the three months ended March 31, 2026 and 2025 has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$322	$775
General and administrative	634	870
Total	$956	$1,645

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the three months ended March 31, 2026:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2025	48,676	$50.00
Granted	30,120	$8.57
Vested	(9,572)	$38.62
Forfeited	(9,484)	$53.97
Outstanding at March 31, 2026	59,740	$30.38

As of March 31, 2026, total unrecognized stock-based compensation expense for RSUs was $1.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the three months ended March 31, 2026:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	117,581	$383.94	6.43	$—
Forfeited	(3,517)	$198.93
Expired	(162)	$519.61
Balance at March 31, 2026	113,902	$389.46	5.24	$—
Vested and expected to vest at March 31, 2026	113,902	$389.46	5.24	$—
Exercisable at March 31, 2026	102,542	$411.78	5.05	$—

As of March 31, 2026, total unrecognized stock-based compensation cost for unvested common stock options was $1.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.9 years. There were no stock options granted during the three months ended March 31, 2026. The total fair value of options vested during the three months ended March 31, 2026 was $0.5 million. Upon option exercise, the Company issues new shares of its common stock.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of March 31, 2026 and December 31, 2025, a total of 77,008 shares and 60,717 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 18,593 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company did not issue any shares of common stock under the ESPP during the three months ended

March 31, 2026 and 2025. As of March 31, 2026, 60,077 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2026 and 2025 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	March 31, 2026	December 31, 2025
Warrants for the purchase of common stock	193,581	193,581
Common stock options and restricted stock units issued and outstanding	173,642	166,257
Awards available for future issuance under the 2020 Plan	39,825	26,013
Awards available for future issuance under the ESPP	60,077	43,786
Shares available for future conversions of PPAs	—	136,923
Total common stock reserved for future issuance	467,125	566,560

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

The Company did not recognize any revenue related to the collaboration agreement with BeOne during the three months ended March 31, 2026 and 2025. The Company had a $19.8 million liability to licensor as of March 31, 2026 and December 31, 2025.

License Agreement with Context Therapeutics Inc.

In September 2024, the Company entered into a License Agreement (the “Context License Agreement”) with Context Therapeutics Inc. (“Context”). Under the terms of the Context License Agreement, BioAtla granted Context an exclusive, worldwide license to develop, manufacture and commercialize two licensed antibodies, including BA3362 (renamed by Context as CT-202), a Nectin-4 x CD3 T cell engaging (“TCE”) bispecific antibody (the “License”). The Company also transferred know-how, including any necessary materials Context would need to perform research and development. In exchange for the License, the Company is eligible to receive up to $133.5 million in aggregate payments, including an upfront cash payment and potential development, regulatory and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales of the products. In connection with the execution of the Context License Agreement, the Company also entered into an agreement with Himalaya Therapeutics SEZC, a related party (See Note 10).

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

Management determined that the transfer of the License did not meet any of the criteria for recognizing revenue over time, and therefore revenue was recognized at the point in time that the Context License Agreement was executed and the License was transferred to Context. Additional revenue will be recognized for development milestone payments, the sales milestone payments, and the royalty payments if and when the constraints are resolved. In November 2025, the Company received the first $2.0 million milestone payment under the Context License Agreement for progress with their CAB-Nectin-4 x CD3 TCE. All other variable consideration remains fully constrained as of March 31, 2026.

The Company did not recognize any revenue related to the Context License Agreement for the three months ended March 31, 2026 and 2025.

10. Related Party Transactions

Himalaya Therapeutics SEZC

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

For the three months ended March 31, 2026 and 2025, the Company did not recognize any expense related to the transactions with Himalaya. The Company did not have any amounts due from or due to Himalaya as of March 31, 2026.

BA 3021 SPV, LLC

BA 3021 SPV LLC, a Delaware limited liability company (the “SPV”), was incorporated in December 2025. However, the Company has not yet completed the legal steps required to form the new entity as a wholly owned subsidiary, and the new entity has not issued any common units or finalized its limited liability company agreement as of March 31, 2026. The Company determined that BioAtla is the primary beneficiary of the SPV as of December 31, 2025 and March 31, 2026.

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

12. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company is a clinical-stage biopharmaceutical company and has not generated any product revenue from its CAB antibody-based products. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its CAB products. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net income or loss that also is reported on the condensed consolidated statements of operations and comprehensive loss as net loss, and cash used in operations.

The following table provides R&D expenses by program with a reconciliation to net loss for the periods indicated, which are regularly reviewed by the CODM:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Program expenses:
BA3182 (CAB EpCAM x CAB CD3)	$1,819	$939
Other CAB Programs	13	6,269
Total program expenses	1,832	7,208
Personnel and related	1,767	3,457
Equity-based compensation	322	775
Facilities and other	661	915
Total research and development expenses	4,582	12,355
General and administrative expenses
Personnel and related	1,183	2,102
Equity-based compensation	634	870
Facilities and other	2,909	2,287
Total general and administrative expenses	4,726	5,259
Interest and other income (expense)	2,964	2,280
Net loss and comprehensive loss	$(6,344)	$(15,334)

13. Subsequent Events

The Company has completed an evaluation of all subsequent events through May 15, 2026 for the condensed consolidated financial statements as of and for the three months ended March 31, 2026 to ensure these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. Except as described below or elsewhere in these condensed consolidated financial statements, the Company has concluded that no subsequent event has occurred that requires disclosure.

On May 14, 2026, the Company entered into a First Amendment (the "Amendment") to the Context License Agreement, by and between the Company and Context. Under the terms of the Amendment, and in full consideration for the amended license rights described below, Context has agreed to pay to the Company: (i) $4,500,000, payable within five (5) business days of the effective date of the Amendment, and (ii) $2,000,000, payable by August 1, 2026 (together, the "Amendment Pay-Off Amounts"). The Amendment Pay-Off Amounts satisfy in full any and all milestone and royalty payment obligations contemplated by the Context License Agreement. Among other modifications to the Context License Agreement, under the terms of the Amendment, the license granted to Context under the Context License Agreement is amended to be irrevocable, exclusive, royalty-free, fully paid-up and non-terminable, and any and all diligence obligations with respect to Context are removed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026 (the “Annual Report”). In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report, and the caption “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a clinical-stage biopharmaceutical company developing our novel class of highly specific and selective antibody-based therapeutics for the treatment of solid tumor cancer. Our CABs capitalize on our proprietary discoveries with respect to tumor biology, enabling us to target known, validated tumor antigens that have previously been difficult or impossible to target. Our novel CAB therapeutic candidates exploit characteristic pH differences between the tumor microenvironment and healthy tissue. Unlike healthy tissue, the tumor microenvironment is acidic, and we have designed our antibodies to selectively bind to their targets on tumor cells under acidic pH conditions but not on targets in normal tissues. Our proprietary approach is to identify the necessary targeting and potency required for cancer cell destruction, while aiming to eliminate or greatly reduce on-target, off-tumor toxicity—one of the fundamental challenges of existing cancer therapies.

We are a United States-based company with facilities in San Diego, California. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the completed Phase 2 clinical trials of mecbotamab vedotin (BA3011), ozuriftamab vedotin (BA3021), evalstotug (BA3071), and our ongoing Phase 1 clinical trial of BA3182 (CAB-EpCAM x CAB-CD3), establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations.

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

In connection with the evaluation of strategic options, we also implemented a reduction in force and other cost-containment measures intended to better align resources with our near-term priorities. In order to continue to preserve capital during this period, we are re-evaluating the timing and scope of our clinical development programs. As part of this process, we paused further enrollment in our ongoing Phase 1 study of BA3182 (CAB-EpCAM x CAB-CD3), while continuing treatment, follow-up of patients, including obtaining new scans in the study. We are also reassessing the appropriate timeline and pacing of further enrollment in the Phase 1 study as well as the appropriate timeline to commence a Phase 3 study for ozuriftamab vedotin (BA3021) (CAB-ROR2-ADC) in 2L+ oropharyngeal squamous cell carcinoma (“OPSCC”). While our goal is to continue these studies, there can be no assurances that clinical development of our programs will not be limited or delayed pending the outcome of the strategic process.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net loss was $6.3 million for the three months ended March 31, 2026, compared to $15.3 million for the three months ended March 31, 2025. As of March 31, 2026, we had an accumulated deficit of $552.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of clinical development of our product candidates. During the year ended December 31, 2025, we implemented certain initiatives to lower cost and extend our cash runway, including a restructuring in March 2025 that included a 30% workforce reduction, and a reduction in our lease footprint by almost half in June 2025. Additionally, in March 2026 we implemented a restructuring plan that included a 70% workforce reduction. We expect our expenses to decrease in the near term as a result of the March 2026 workforce reduction, cost containment measures and capital preservation initiatives discussed above.

Over the long-term, we expect our expenses to increase substantially in connection with the development of our clinical programs beyond our existing and potential future clinical trials and potentially through the commercialization of our product candidates. As a result, we will require substantial additional capital to develop and commercialize our product candidates and fund operations for the foreseeable future. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations and other similar arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

As of March 31, 2026, our cash and cash equivalents totaled approximately $2.0 million. On May 14, 2026, we entered into a First Amendment (the "Amendment") to that certain License Agreement, dated September 23, 2024 (the "Context License Agreement"), by and between us and Context Therapeutics, Inc., a Delaware corporation ("Context"). Under the terms of the Amendment, and in full consideration for the amended license rights in the Amendment, Context has agreed to pay us: (i) $4,500,000, payable within five (5) business days of the effective date of the Amendment, and (ii) $2,000,000, payable by August 1, 2026.

Based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents are not sufficient to fund our ongoing operations for a period of at least twelve months from the date the condensed consolidated financial statements included in this report are issued, and these circumstances raise substantial doubt about our ability to continue as a going concern.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate meaningful revenue in the near future.

We have entered into collaborations and licensing agreements with various third parties that, in some cases, may provide for potential future milestone and royalty payments to us (see Note 9 to our condensed consolidated financial statements). In September 2024, we licensed BA3362, a Nectin-4 x CD3 T cell engaging bispecific antibody, to Context. In November 2025, we received the first $2.0 million milestone payment under the Context License Agreement. In addition, Context has funded supplementary preclinical research performed by us to support their pre-IND process, where Context has publicly indicated that it expects to initiate a Phase 1 clinical trial in the third quarter of 2026.

We did not recognize any revenue during the three months ended March 31, 2026 and 2025, related to the Context License Agreement.

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

We expect our research and development expenses to decrease in the near term due to completion of our Phase 2 clinical trials and as a result of the March 2026 workforce reduction, cost containment measures and capital preservation initiatives discussed above. However, research and development could increase upon initiation of new clinical trials, including registrational trials for our lead product candidates. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. Successful product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, to the extent that our product candidates continue to advance into clinical trials, including larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, the quality and consistency in their manufacture, investment in our clinical programs and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects and programs or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Gain on PPAs Liability

Gain on PPAs liability relates to the changes in the fair value of our liability-classified PPAs (as defined below).

Other Expense

Other expense consists of miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$4,582	$12,355	$(7,773)
General and administrative	4,726	5,259	(533)
Total operating expenses	9,308	17,614	(8,306)
Loss from operations	(9,308)	(17,614)	8,306
Other income (expense):
Interest income	37	400	(363)
Gain on warrant liability	2,674	1,880	794
Gain on PPAs liability	273	—	273
Other expense	(20)	—	(20)
Total other income	2,964	2,280	684
Consolidated net loss and comprehensive loss	$(6,344)	$(15,334)	$8,990

Research and development expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
External expenses:
BA3182 (CAB EpCAM x CAB CD3)	$1,819	$939	880
Other CAB Programs	13	6,269	(6,256)
Total external expenses	1,832	7,208	(5,376)
Personnel and related	1,767	3,457	(1,690)
Equity-based compensation	322	775	(453)
Facilities and other	661	915	(254)
Total research and development expenses	$4,582	$12,355	$(7,773)

Research and development expenses were $4.6 million and $12.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of approximately $7.8 million was primarily driven by a $6.3 million decrease in program development costs due to completion of our Phase 2 trials for mecbotamab vedotin, ozuriftamab vedotin, and evalstotug, a $2.1 million decrease in personnel related expense, including stock-based compensation, primarily due to our reduction in force in March 2026, and a $0.3 million decrease in facilities and other allocated expense. This was offset by a $0.9 million increase in development costs for our ongoing Phase 1 trial for our EpCAM program.

General and administrative expense

General and administrative expenses were $4.7 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of approximately $0.5 million was primarily driven by a $1.2 million decrease in personnel related expense, including stock-based compensation, primarily due to our reduction in force in March 2026, offset by a $0.6 million increase in consulting and professional fees which was primarily related to the Company's efforts to maintain compliance with Nasdaq listing requirements.

Interest income

Interest income was $0.04 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $0.4 million was primarily due to lower cash and cash equivalents compared to the same period in 2025.

Gain on warrant liability

Gain on warrant liability was $2.7 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.8 million was due to the change in fair value of the warrants which were issued in December 2024 and are adjusted to fair value at each period.

Gain on PPAs liability

Gain on PPAs liability was $0.3 million for the three months ended March 31, 2026 compared to zero for the three months ended March 31, 2025. The gain of $0.3 million was due to the change in fair value for our pre-paid agreement liability which was initiated in November 2025 and has been fully converted into common stock as of March 2026.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of March 31, 2026, we had cash and cash equivalents of $2.0 million.

In November 2025, we entered into Pre-Paid Advance Agreements (the “PPAs”) with each of YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”), Anson Investments Master Fund LP and Anson East Master Fund LP (collectively, the “Investors”). Pursuant to the PPAs, the Investors agreed to advance to us $7.5 million (the “Pre-Paid Advance”). The Pre-Paid Advance was purchased by the Investors at 95% of the face amount of the Pre-Paid Advance for gross proceeds of approximately

$7.13 million. The Pre-Paid Advance accrued interest at an annual rate of 4%. As of March 2026, the entire balance of the Pre-Paid Advance has been converted into PPA Shares and no amounts remain outstanding under the PPAs.

In November 2025, we also entered into the Standby Equity Purchase Agreement (the “SEPA”) with Yorkville pursuant to which we have the right to sell to Yorkville up to $15.0 million of shares of common stock (the “Commitment Amount”), subject to certain limitations and conditions set forth in the SEPA, during the 36 months beginning November 20, 2025 (such shares, the “SEPA Shares”). Sales of the SEPA Shares to Yorkville and the timing of any such sales, if elected to be utilized by us at a future date, are at our option, and we are under no obligation to sell any SEPA Shares to Yorkville. As consideration for Yorkville’s commitment to purchase the SEPA Shares, we agreed to pay to Yorkville a commitment fee equal to 2.00% of the Commitment Amount, or $300,000, which was satisfied by the issuance to Yorkville of an aggregate of 4,868 shares of common stock (the “Commitment Shares”). As of March 31, 2026, 48,092 SEPA Shares had been sold under the SEPA, with gross proceeds to the Company totaling approximately $0.4 million.

In December 2024, we closed on an offering (the “December 2024 Offering”) that included warrants to purchase up to 193,581 shares of common stock, which initially had an exercise price of $59.50 per share (the “Warrants”) subject to certain adjustments including for reverse stock splits and share consolidations. As a result of the April 6, 2026 Share Consolidation and pursuant to the re-pricing mechanism contained in the Warrants, the exercise price of the Warrants was adjusted to $4.35 to match the lowest VWAP of our common stock during the eleven (11) trading days commencing five (5) trading days immediately preceding the Share Consolidation and ending five (5) trading days immediately following the Share Consolidation. The Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 193,581 Warrants outstanding and exercisable at March 31, 2026.

On May 14, 2026, we entered into the Amendment to the Context License Agreement with Context. Under the terms of the Amendment, and in full consideration for the amended license rights described below, Context has agreed to pay us: (i) $4,500,000, payable within five (5) business days of the effective date of the Amendment, and (ii) $2,000,000, payable by August 1, 2026 (together, the "Amendment Pay-Off Amounts"). The Amendment Pay-Off Amounts satisfy in full any and all milestone and royalty payment obligations contemplated by the Context License Agreement. Among other modifications to the Context License Agreement, under the terms of the Amendment, the license granted to Context under the Context License Agreement is amended to be irrevocable, exclusive, royalty-free, fully paid-up and non-terminable, and any and all diligence obligations with respect to Context are removed.

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

Based on our current operating plan, our current cash and cash equivalents are not sufficient to fund our ongoing operations for a period of at least twelve months from the date the condensed consolidated financial statements included in this Quarterly Report are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. These circumstances raise substantial doubt about our ability to continue as a going concern.

On March 2, 2026, we announced a formal process to explore and evaluate strategic options to maximize shareholder value, including the sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. The Company plans to continue to fund its losses from operations and capital funding needs through proceeds received through the SEPA, this strategic process, other public or private equity or debt financings, or other sources. In connection with the evaluation of strategic options, the Company also implemented a reduction in force and other cost-containment measures intended to better align resources with its near-term priorities. In order to continue to preserve capital during this period, the Company is re-evaluating the timing and scope of its clinical development programs.

While management believes additional funds can be raised through a combination of these approaches, which may alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs or wind down the Company. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,267)	$(16,288)
Financing activities	110	(395)
Net decrease in cash and cash equivalents	$(5,157)	$(16,683)

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $5.3 million, which consisted of a net loss of $6.3 million, a net change of $2.9 million in our operating assets and liabilities and $1.9 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $3.1 million and an increase in operating lease ROU asset and lease liability of $0.1 million, offset by an increase in prepaid expenses and other assets of $0.2 million. The non-cash transactions primarily consisted of $2.7 million related to the change in fair value of the warrant liability and $0.3 million related to the change in fair value of the PPAs liability, offset by $1.0 million of stock-based compensation and non-cash charges of $0.1 million related to depreciation and amortization.

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

Cash provided by (used in) financing activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2026, consisting primarily of proceeds from issuance of common stock under the SEPA of $0.4 million, offset by the payment of financing costs in connection with the PPAs and SEPA of $0.3 million and the payment of taxes related to the net settlement of restricted stock units of $14 thousand.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2026.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Quarterly Report, including our condensed consolidated financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before purchasing our common stock. These risks and uncertainties include, but are not limited to, the following:

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
•
There is substantial uncertainty regarding the Administration’s initiatives and how these might impact the FDA, including its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory review and approval of our product candidates, which would negatively impact our business.
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

On March 2, 2026, we announced that we have initiated a formal process to explore and evaluate strategic options to maximize shareholder value, including sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. In connection with the evaluation of strategic alternatives, we have implemented a restructuring plan that included a workforce reduction of approximately 70%.

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

As part of the strategic process, transactions we have previously entered into may be re-evaluated or restructured. For example, the previously announced transaction with Inversagen AI, LLC is being re-evaluated and may not close, or if it does close, may close on materially different terms than originally contemplated. As a result, we may fail to realize the anticipated benefits of such transactions, which could adversely affect our research and development capabilities, competitive position and long-term business prospects.

In addition, there can be no assurance that clinical development of our programs will not be limited or delayed as a result of the strategic process. We are actively re-evaluating the timing and scope of our clinical development programs, and clinical trial timelines have been adjusted, extended or paused pending the outcome of the strategic process. Any such limitation, delay or suspension of our clinical development activities could harm our ability to advance our product candidates, generate meaningful clinical data and achieve key development milestones on a timely basis, or at all.

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

We are a Phase 2 clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials of our product candidates, including the Phase 2 clinical trials of mecbotamab vedotin (BA3011), ozuriftamab vedotin (BA3021), evalstotug (BA3071), and the ongoing Phase 1 clinical trial of BA3182 (CAB-EpCAM x CAB-CD3), establishing and maintaining our intellectual property portfolio, manufacturing clinical and research material through third parties, hiring personnel, establishing product development and commercialization collaborations with third parties, raising capital and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to assess our future viability than it could be if we had a longer operating history.

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $59.6 million and $69.8 million for the years ended December 31, 2025 and 2024, respectively. For the three months ended March 31, 2026 and 2025, our net losses were $6.3 million and $15.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $552.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses will begin to decrease as we complete certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

If we are unable to obtain funding on a timely basis, including under our current or future collaborations, or on acceptable terms, we may have to wind down the company, delay, reduce or terminate further development of our CAB technology platform and CAB product candidates, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that such financing will be available at acceptable terms to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Our financial condition could be adversely affected by general conditions in the global economy and in the global financial markets. For example, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. If banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financings, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, licensing product rights, entering into product development collaborations, acquiring other businesses, products or technology or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delay, scale back or stop certain research and development programs.

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

As of March 31, 2026, we had approximately $2.0 million in cash and cash equivalents. We expect a near-term payment from Context of $4.5 million under the Amendment to the Context License Agreement which was entered into on May 14, 2026. Based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents are not sufficient to fund our ongoing operations for a period of at least twelve months from the date the condensed consolidated financial statements included in this report are issued, and these circumstances raise substantial doubt about our ability to continue as a going concern. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We expect to finance our future cash needs through equity or debt financings, strategic collaborations transactions, or a combination of these approaches. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us, if at all. In addition, our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to wind down the company, delay, reduce the scope of or eliminate one or more of our research and development programs. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be harmed, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our condensed consolidated financial statements.

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

We have no products on the market and our product candidates are in various stages of development. We have completed clinical trials of mecbotamab vedotin, ozuriftamab vedotin, and evalstotug, and are continuing patient treatment and follow-up in a Phase 1 trial of BA3182. Various other product candidates are in earlier stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, efficacy, purity and potency of our product candidates. Any product candidate can unexpectedly fail at any stage of preclinical or clinical development and the historical failure rate for product candidates is high. The results from preclinical testing of a product candidate may not predict the results that will be obtained in later clinical trials of the product candidate. We or our existing or future collaborators may experience issues that delay or prevent clinical testing and regulatory approval of, or our ability to commercialize, product candidates, including, among others:

•
delays in our clinical trials resulting from external factors including global conflicts and health epidemics;
•
negative or inconclusive results from preclinical testing or clinical trials leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•
unforeseen safety issues, including occurrence of treatment emergent adverse events (“TEAEs”) associated with the product candidate that are viewed to outweigh the product candidate’s potential benefits or to expose participants in clinical trials to an unreasonable and significant risk of illness or injury at an effective dose;
•
side effects experienced by participants in clinical trials or by individuals using therapeutic biologics that share characteristics with our product candidates;
•
delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or institutional review boards (“IRBs”), to commence a clinical trial, or a suspension or termination of a clinical trial, including a clinical hold issued by a regulator, once commenced;
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
•
unforeseen safety issues, including occurrence of TEAEs associated with the product candidate that are viewed to outweigh the product candidate’s potential benefits or to expose participants in clinical trials to an unreasonable and significant risk of illness or injury;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board (“DSMB”), for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination, including by the imposition of a clinical hold, due to several factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or lost. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

In our clinical trials for our antibody-drug conjugates mecbotamab vedotin and ozuriftamab vedotin, we have observed adverse events such as reversible myelosuppression, transient liver enzyme elevations, pyrexia, or fever, metabolic disturbances and peripheral neuropathy. In our clinical trial for evalstotug, we have observed infusion-related reactions, cytokine release syndrome, and immune-related adverse events. In our clinical trial of BA3182, we have observed adverse events, such as cytokine release syndrome, diarrhea, and transient elevations in liver enzymes and bilirubin, and colitis, including a grade 2 colitis where the patient subsequently withdrew from the study and transferred into hospice and ultimately died, with the death being attributed to colitis. We may also observe undesirable side effects in clinical trials for our other product candidates.

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

Further, clinical trials by their nature test product candidates in only samples of the potential patient populations. With a limited number of patients and limited duration of exposure in such trials, rare and severe side effects of our product candidates may not be uncovered until a significantly larger number of patients are exposed to the product candidate. For example, while we believe that mecbotamab vedotin, ozuriftamab vedotin, evalstotug, and BA3182 have demonstrated manageable tolerability profiles when delivered at optimized doses thus far, we cannot assure you that these and our other product candidates will not cause more severe side effects in a greater proportion of patients or when delivered at higher doses.

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

Beginning September 24, 2025, through the close of business on December 31, 2025 (the deadline for compliance with the Minimum Stockholders’ Equity Requirement as set forth in the Panel Decision), the Company evidenced a minimum $35 million MVLS for 69 consecutive trading days, ranging from a low MVLS of $36.03 million to a high MVLS of $71.73 million. Having evidenced compliance with the MVLS Rule for 57 consecutive business days as of December 18, 2025, on December 19, 2025, the

Company requested that Nasdaq issue a determination that the Company had regained compliance with the MVLS Rule as an alternative to the Equity Rule.

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

The Share Consolidation may not be sufficient to regain or maintain compliance with the Minimum Bid Price Requirement, and the re-pricing mechanism contained in the Warrants will substantially limit the proceeds we receive from the exercise of such Warrants following the Share Consolidation.

As previously disclosed, the purpose of the Share Consolidation that we effected on April 6, 2026 is to help regain compliance with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market, as well as to increase the trading price of our common stock to enhance overall liquidity of the common stock by attracting new investors. While we have been in compliance with the Minimum Bid Price Requirement since April 6, 2026, Nasdaq will not deem us back into compliance with the Minimum Bid Price Requirement while the Listing Council review is still pending. There is no assurance that the Listing Council review will result in the continued listing of the Company’s common stock on Nasdaq. The effect of the Share Consolidation on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Share Consolidation will accomplish these objectives for any meaningful period of time, or at all. We cannot assure you that the Share Consolidation will result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock may be affected by other factors which may be unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success.

In addition, the Share Consolidation effected a reduction in the number of shares of our common stock issuable upon the exercise of the Warrants exercisable for shares of common stock in proportion to the Share Consolidation ratio. Pursuant to the re-pricing mechanism contained in the Warrants, the exercise price of the Warrants was reduced to $4.35 to match the lowest VWAP of our common stock during the eleven (11) trading days commencing five (5) trading days immediately preceding the Share Consolidation and ending five (5) trading days immediately following the Share Consolidation. Because the re-pricing mechanism was triggered, our ability to receive significant proceeds from the exercise of the outstanding warrants will be substantially limited.

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

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. For example, we received feedback from the FDA in November 2025 on the design of our planned Phase 3 trial of ozuriftamab vedotin for the treatment of oropharyngeal squamous cell carcinoma to support potential accelerated approval. We cannot assure you that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, we cannot assure you that after subsequent FDA feedback we will continue to pursue accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, we cannot assure you that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type.

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

Similar consequences would also result in the event of a significant shutdown of the federal government. For example, over the last several years, including for 35 days beginning on December 22, 2018, and most recently beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical employees and stop critical activities to the extent they are not funded by existing available user fees. Additionally, starting in January 2025, the Trump administration has reduced the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations.

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

There is substantial uncertainty regarding the Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would impact our business.

FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development, and possibly in the future commercialization, efforts following the inauguration of President Trump in January 2025. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. Moreover, the Administration has paused payments by, reduced the budget of, and terminated grants provided by the National Institutes of Health (“NIH”) as related to its funding for medical research, which has decreased, and may continue to decrease, the ability of facilities that rely on NIH funding to enroll and conduct clinical trials. Some of these actions have been challenged in court and there remains general uncertainty regarding future activities. The Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affects us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we or our collaborators become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Administration, there could be a material adverse effect on us and our business.

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

Later healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices became effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, the negotiated maximum fair price for each product was announced, and these prices became effective in 2026. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. In addition, CMS has selected and negotiated maximum fair pricing for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition is excluded from the IRA’s price negotiation requirements, as long as it is approved only for an indication within that disease or condition. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare

Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in several lawsuits. Thus, while it is unclear how certain provisions of the IRA will be implemented, the IRA will likely have a significant impact on the pharmaceutical industry. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the current administration or subsequent administrations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of certain of our product candidates. For example, in September 2024 we entered into an agreement to license BA3362, a Nectin-4 x CD3 T cell engaging (“TCE”) bispecific CAB antibody to Context Therapeutics, and subsequently amended this license in May 2026. In addition, we are currently exploring potential third-party collaborators for development and commercialization of select CAB product candidates. With respect to our collaborations, and what we expect will be the case with any future license or collaboration agreements, we have, and would expect to have, limited control over the amount and timing of resources that our existing or future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our existing or future collaborators’ willingness to select additional product candidates to license and their abilities and willingness to fulfill their payment obligations and successfully perform the functions assigned to them in these arrangements.

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

On December 19, 2024, we completed a registered direct offering (the “Registered Direct Offering”) with certain institutional investors, where we issued an aggregate of (a) 193,581 shares of our common stock and (b) warrants to purchase 193,581 shares of our common stock (the “Warrants”). The Warrants became exercisable on June 20, 2025 at an initial exercise price of $59.50 per share, subject to certain adjustments including for reverse stock splits and share consolidations. As a result of the April 6, 2026 Share Consolidation, the exercise price of the warrants was adjusted to $4.35 per share. Once the Warrants are exercised, the issuance of additional shares of our common stock would cause immediate and substantial dilution to our existing shareholders and could cause a significant reduction in the market price of our common stock.

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

As of March 31, 2026, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 26.6% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 5.3%, of our outstanding common stock, as of March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

First Amendment to Context License Agreement

On May 14, 2026, we entered into the Amendment to the Context License Agreement with Context. Under the terms of the Amendment, and in full consideration for the amended license rights described below, Context has agreed to pay us: (i) $4,500,000, payable within five (5) business days of the effective date of the Amendment, and (ii) $2,000,000, payable by August 1, 2026 (together, the "Amendment Pay-Off Amounts"). The Amendment Pay-Off Amounts satisfy in full any and all milestone and royalty payment obligations contemplated by the Context License Agreement. Among other modifications to the Context License Agreement, under the terms of the Amendment, the license granted to Context under the Context License Agreement is amended to be irrevocable, exclusive, royalty-free, fully paid-up and non-terminable, and any and all diligence obligations with respect to Context are removed.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment filed as Exhibit 10.3 to this Quarterly Report on Form 10-K and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

1.1	Agreement and Plan of Merger, dated as of January 30, 2026, by and between BioAtla, Inc. and Merger Sub.	8-K	001-39787	1.1	01-30-2026
10.1+*	Form of Retention Bonus Agreement between BioAtla, Inc. and certain executive officers.	10-K	001-39787	10.36	03-31-2026
10.2+*	Retention Bonus Agreement between BioAtla, Inc. and Jay Short, effective March 20, 2026	10-K	001-39787	10.37	03-31-2026
10.3*	First Amendment to the License Agreement between BioAtla, Inc. and Context Therapeutics Inc., dated as of May 14, 2026					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.					X

	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 2, 2026, by and between BioAtla, Inc. and BA Merger Sub, Inc.	8-K	001-39787	1.1	03-02-2026
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders’ Equity (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

BioAtla, Inc.

Date: May 15, 2026	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Christian Vasquez
Christian Vasquez
Chief Financial Officer (Principal Financial and Accounting Officer)