Form 10-Q
period 2026-06-30
BioAtla, Inc.
filed 2026-08-13
CIK 1826892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026 the number of shares of the registrant’s common stock outstanding was 1,666,100 and the number of shares of the registrant’s Class B common stock outstanding was 0.

BIOATLA, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BioAtla, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,544	$7,118
Accounts receivable	2,000	—
Prepaid expenses and other current assets	714	895
Total current assets	4,258	8,013
Property and equipment, net	—	120
Operating lease right-of-use asset, net	5,085	5,532
Other assets	163	163
Total assets	$9,506	$13,828
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses (includes related party amounts of $300 and $0, respectively)	$19,451	$16,353
Operating lease liabilities	1,570	1,427
PPAs liability	—	4,142
Total current liabilities	21,021	21,922
Operating lease liabilities, less current portion	4,293	4,773
Liability to licensor	19,806	19,806
Warrant liability	622	3,516
Total liabilities	45,742	50,017
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2026 and December 31, 2025; 1,663,280 and 1,269,286 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class B common stock, $0.0001 par value; 15,368,569 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	515,302	509,457
Accumulated deficit	(551,538)	(545,646)
Total stockholders’ equity (deficit)	(36,236)	(36,189)
Total liabilities and stockholders’ equity (deficit)	$9,506	$13,828

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration and other revenue	$6,500	$—	$6,500	$—
Operating expenses:
Research and development expense (includes related party amounts of $975 for the three and six months ended June 30, 2026 and $0 for the three and six months ended June 30, 2025)	$3,342	$13,684	$7,924	$26,039
General and administrative expense	2,931	4,963	7,657	10,222
Total operating expenses	6,273	18,647	15,581	36,261
Income (loss) from operations	227	(18,647)	(9,081)	(36,261)
Other income (expense):
Interest income	16	233	53	633
Gain (loss) on warrant liability	220	(297)	2,894	1,583
Gain on PPAs liability	—	—	273	—
Other expense	(11)	—	(31)	—
Total other income (expense)	225	(64)	3,189	2,216
Consolidated net income (loss) and comprehensive income (loss)	$452	$(18,711)	$(5,892)	$(34,045)

Net income (loss) per common share, basic	$0.27	$(15.99)	$(3.73)	$(29.16)
Net income (loss) per common share, diluted	$0.27	$(15.99)	$(3.73)	$(29.16)
Weighted-average shares of common stock outstanding, basic	1,660,586	1,170,087	1,581,554	1,167,550
Weighted-average shares of common stock outstanding, diluted	1,661,709	1,170,087	1,581,554	1,167,550

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2026	1,659,612	$—	$514,681	$(551,990)	$(37,309)
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	2,868	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	800	—	3	—	3
Taxes related to net share settlement of equity awards	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	619	—	619
Net income	—	—	—	452	452
Balance at June 30, 2026	1,663,280	$—	$515,302	$(551,538)	$(36,236)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2025	1,168,022	$—	$501,920	$(501,373)	$547
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	3,700	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	2,709	—	47	—	47
Taxes related to net share settlement of equity awards	—	—	(5)	—	(5)
Stock-based compensation expense	—	—	1,377	—	1,377
Net loss	—	—	—	(18,711)	(18,711)
Balance at June 30, 2025	1,174,431	$—	$503,339	$(520,084)	$(16,745)

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2025	1,269,286	$—	$509,457	$(545,646)	$(36,189)
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	10,958	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	800	—	3	—	3
Issuance of common stock under PPAs	334,144	—	3,869	—	3,869
Issuance of common stock under SEPA	48,092	—	413	—	413
Taxes related to net share settlement of equity awards	—	—	(15)	—	(15)
Stock-based compensation expense	—	—	1,575	—	1,575
Net loss	—	—	—	(5,892)	(5,892)
Balance at June 30, 2026	1,663,280	$—	$515,302	$(551,538)	$(36,236)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	1,161,983	$—	$500,304	$(486,039)	$14,265
Issuance of common stock under equity incentive plans, net of shares withheld for taxes	9,739	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	2,709	—	47	—	47
Taxes related to net share settlement of equity awards	—	—	(34)	—	(34)
Stock-based compensation expense	—	—	3,022	—	3,022
Net loss	—	—	—	(34,045)	(34,045)
Balance at June 30, 2025	1,174,431	$—	$503,339	$(520,084)	$(16,745)

See accompanying notes.

BioAtla, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(5,892)	$(34,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	298
Change in fair value of warrant liability	(2,894)	(1,583)
Change in fair value of PPAs	(273)	—
Stock-based compensation	1,575	3,022
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	—
Prepaid expenses and other assets	181	(383)
Accounts payable and accrued expenses	3,087	2,535
Accounts payable and accrued expenses - related parties	300	—
Right-of-use assets and lease liabilities, net	110	(252)
Net cash used in operating activities	(5,686)	(30,408)
Cash flows from financing activities
Proceeds from issuance of common stock under SEPA	413	—
Payment of financing costs related to issuance of common stock, PPAs and SEPA	(289)	(444)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3	47
Payments for taxes related to net settlement of equity awards	(15)	(34)
Net cash provided by (used in) financing activities	112	(431)
Net decrease in cash and cash equivalents	(5,574)	(30,839)
Cash and cash equivalents, beginning of period	7,118	49,046
Cash and cash equivalents, end of period	$1,544	$18,207
Supplemental disclosure of non-cash investing and financing activities
Fair value of common stock issued in satisfaction of PPAs liability	$3,869	$—
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$—	$5,999

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

Merger and Related Share Consolidation

On March 23, 2026, the Company’s stockholders approved the Agreement and Plan of Merger, as amended from time to time, including pursuant to Amendment No. 1 to Agreement and Plan of Merger, pursuant to which (i) a wholly owned subsidiary (the “Merger Sub”) of the Company would merge with and into the Company, with the Company surviving (the “Merger”), and (ii) every fifty (50) shares of common stock of the Company issued and outstanding, or held as treasury stock, would be converted into one (1) share of common stock of the surviving corporation, which would be the Company (the “Share Consolidation”). The effective date of the Merger and the related Share Consolidation was April 6, 2026. The Share Consolidation did not change the par value or the number of authorized shares of the Company’s common stock. The Company’s condensed consolidated financial statements and notes to the condensed consolidated financial statements present the retroactive effect of the Share Consolidation on the Company’s common stock share and per share data, and exercise price data for applicable common stock equivalents, for all periods presented prior to the effective date of the Share Consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in its Annual Report on Form 10-K filed with the SEC on March 31, 2026, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on April 29, 2026.

Liquidity and Going Concern

The Company has incurred cumulative operating losses and negative cash flows from operations since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues development of its product candidate BA3182. As of June 30, 2026, the Company had an accumulated deficit of $551.5 million.

In November 2025, the Company entered into the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $15.0 million of shares of common stock (the “Commitment Amount”), subject to certain limitations and conditions set forth in the SEPA, during the 36 months beginning November 20, 2025 (such shares, the “SEPA Shares”). As of June 30, 2026, 48,092 SEPA Shares had been sold under the SEPA, with gross proceeds to the Company totaling approximately $0.4 million. Additional sales of the SEPA Shares to Yorkville and the timing of any such sales, if elected to be utilized by the Company at a future date, are at the Company’s option.

On March 2, 2026, the Company announced a formal process to explore and evaluate strategic options to maximize shareholder value, including the sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions. The Company plans to continue to fund its losses from operations and capital funding needs through proceeds received through the SEPA, this strategic process, other public or private equity or debt financings, or other sources. In connection with the evaluation of strategic options, the Company also implemented a reduction in force and other cost-containment measures intended to better align resources with its near-term priorities. In order to continue to preserve capital during this period, the Company is re-evaluating the timing and scope of its clinical development programs. As part of this process, the Company paused further enrollment in its ongoing Phase 1 study of BA3182 (CAB-EpCAM x CAB-CD3), while continuing treatment and follow-up of patients, including obtaining new scans in the study.

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

The Pre-Paid Advance was initially recorded at fair value at issuance, which was determined to be equal to the transaction price of $7.15 million. Issuance costs incurred in connection with the Pre-Paid Advance were expensed as incurred, consistent with the requirements applicable to instruments measured at fair value under ASC 825. Subsequent to initial recognition, the Company remeasured the Pre-Paid Advance to fair value at each reporting date, with changes in fair value recognized in earnings within the gain on PPAs liability on the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value related to accrued interest is presented with the total change in fair value of the Pre-Paid Advance as a single line within the gain on PPAs liability on the condensed consolidated statements of operations and comprehensive income (loss).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources, and consists of net income (loss) and other comprehensive gain (loss). There have been no items qualifying as other comprehensive income (loss) and, therefore, for all periods presented, the Company’s comprehensive income (loss) was the same as its reported net income (loss).

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of common stock warrants, RSUs, common stock options outstanding under the Company’s stock option plan, and contingently issuable shares under the BioAtla, Inc. Employee Stock Purchase Plan (the “ESPP”).

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Consolidated net income (loss)	$452	$(18,711)	$(5,892)	$(34,045)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common stock outstanding	1,660,586	1,170,087	1,581,554	1,167,550
Effect of dilutive securities:
RSUs	1,123	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted-average common stock outstanding	1,661,709	1,170,087	1,581,554	1,167,550
Basic net income (loss) per share	$0.27	$(15.99)	$(3.73)	$(29.16)
Diluted net income (loss) per share	$0.27	$(15.99)	$(3.73)	$(29.16)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per common share because to do so would be anti-dilutive are as follows (in common stock equivalents):

	As of June 30,
	2026	2025
Common stock warrants	193,581	193,581
Common stock options	114,059	118,249
Restricted stock units	57,404	52,130
ESPP shares	380	1,374
Total	365,424	365,334

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid research and development	$501	$663
Prepaid insurance	111	28
Other prepaid expenses and current assets	102	204
Total	$714	$895

Property and equipment consist of the following (in thousands):

	Useful life (years)	June 30, 2026	December 31, 2025
Furniture, fixtures and office equipment	3 - 7	$1,101	$1,101
Laboratory equipment	5	1,829	1,829
Leasehold improvements	2 - 3	2,498	2,498
		5,428	5,428
Less accumulated depreciation and amortization		(5,428)	(5,308)
Total		$—	$120

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$12,705	$8,194
Accrued research and development (includes related party amounts of $300 and $0, respectively)	6,362	7,280
Other accrued expenses	384	879
Total	$19,451	$16,353

3. Restructuring

In March 2026, the Company announced that it has initiated a formal process to explore and evaluate strategic options to maximize shareholder value, including sale of preclinical and clinical assets, licensing transactions, strategic partnerships or other corporate transactions.

In connection with the evaluation of strategic alternatives, the Company implemented a restructuring plan that included a workforce reduction of approximately 70%. The Company recorded restructuring costs of $0 and $0.5 million during the three and six months ended June 30, 2026, of which $0.4 million is included in research and development expense and $0.1 million is included in general and administrative expense for the six months ended June 30, 2026 in the condensed consolidated statements of operations and comprehensive income (loss). Restructuring costs primarily consisted of employee severance, continuing healthcare benefits and other employee-related costs. The Company made cash payments of $0.5 million during the first quarter of 2026 and made immaterial cash payments in the second quarter of 2026. As of June 30, 2026, there is no remaining restructuring liability balance.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,281	$—	$—	$1,281
Liabilities
Warrants	$—	$—	$622	$622

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,285	$—	$—	$4,285
Liabilities
Warrants	$—	$—	$3,516	$3,516
Pre-Paid Advance	$—	$—	$4,142	$4,142

No transfers between levels have occurred during the periods presented.

Cash Equivalents

Cash equivalents are comprised of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Warrant Liability

As of June 30, 2026, Level 3 liabilities include the warrant liability which resulted from warrants being issued on December 20, 2024 (as further described in Note 8), which did not meet the criteria for equity classification in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), and are therefore accounted for as liabilities at fair value.

The Company estimates the fair value of its warrants using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model.

The significant inputs used in the valuation models to measure the fair value of the warrants are as follows:

	Valuation Date
	June 30, 2026	December 31, 2025
Common stock price	$4.14	$28.39
Risk-free rate	4.17%	3.68%
Expected term (in years)	3.98	4.47
Expected volatility	118.4%	103.2%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 liabilities for the six months ended June 30, 2026 (in thousands):

Warrant Liability
Balance at December 31, 2025	$3,516
Change in fair value of warrant liability	(2,894)
Balance at June 30, 2026	$622

The fair value of the warrant liability as of June 30, 2026 was determined using the re-priced exercise price of $4.35 which was determined in April 2026 after the Share Consolidation (refer to Note 8 for further details). Changes in the fair value of the liability-classified warrants are recognized within the gain (loss) on warrant liability, a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss).

PPAs Liability

As of December 31, 2025, Level 3 liabilities included the Pre-Paid Advance (as defined in Note 7) issued to the Company in November 2025, for which the Company elected the fair value option. The Pre-Paid Advance was fully converted into shares of the Company’s common stock as of February 2026 under the terms of the agreement and no remaining liability was outstanding as of June 30, 2026.

The Pre-Paid Advance was classified within Level 3 of the fair value hierarchy as the fair value was derived using a Monte Carlo simulation model in a risk neutral framework, which uses significant unobservable inputs. The significant assumptions used in the valuation model included volatility, expected term, risk-free rates, and credit-adjusted discount rates.

The following table presents the changes in the fair value of Level 3 liabilities for the six months ended June 30, 2026 (in thousands):

PPAs Liability
Balance at December 31, 2025	$4,142
Conversion of Pre-Paid Advance into common stock	(3,869)
Change in fair value of PPAs liability	(273)
Balance at June 30, 2026	$—

Changes in the fair value of the Pre-Paid Advance are recognized within the gain on PPAs liability, a component of other income (expense) on the condensed consolidated statements of operations and comprehensive income (loss).

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

The components of lease expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) include (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$359	$331	$718	$592
Variable lease expense	88	215	207	395
Total lease expense, net	$447	$546	$925	$987

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. The Company did not have any short-term leases or finance leases for the three and six months ended June 30, 2026 and 2025.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	As of June 30,
	2026	2025
Weighted average remaining lease term (in years)	4.40	5.40
Weighted average discount rate percentage	9.00%	9.00%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating leases	$365	$557	$609	$845

Maturities of operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Operating lease
Six months ending December 31, 2026	$875
2027	1,528
2028	1,574
2029	1,621
2030	1,529
Total future lease payments	7,127
Less: imputed interest	(1,264)
Total operating lease liabilities	$5,863

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

The Company incurred issuance costs of $0.7 million, which were expensed as incurred, as required under the fair value option, and such costs are presented within other income (expense) on the consolidated statements of operations and comprehensive income (loss) for the twelve months ended December 31, 2025.

The Pre-Paid Advance was fully converted into shares of the Company’s common stock as of February 2026 under the terms of the agreement. During the first quarter of 2026, the Company issued common stock to the Investors in settlement of approximately $4.5 million in principal and accrued interest under the Pre-Paid Advance. As of March 31, 2026 and June 30, 2026, there was no remaining outstanding principal balance of the Pre‑Paid Advance.

8. Stockholders’ Equity

Merger and Related Share Consolidation

On April 6, 2026, the Company effected the Share Consolidation of its outstanding shares of common stock pursuant to which every 50 shares of issued and outstanding common stock were converted into one share of common stock. No fractional shares were issued in connection with the Share Consolidation. Stockholders of record who otherwise were entitled to receive fractional shares received an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder was otherwise entitled multiplied by the closing price of the common stock on The Nasdaq Capital Market on April 6, 2026. All share and per share amounts prior to the effective date of the Share Consolidation included within these condensed consolidated financial statements have been retrospectively adjusted to reflect the Share Consolidation.

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

As consideration for Yorkville’s commitment to purchase SEPA Shares, the Company paid Yorkville a cash structuring fee and issued 4,868 shares of common stock to Yorkville. Such fees, totaling approximately $0.3 million, were expensed as incurred and are presented as a component of other income (expense) on the condensed consolidated statements of operations and comprehensive income (loss). During three and six months ended June 30, 2026, 0 and 48,092 SEPA Shares were sold under the SEPA, respectively, with gross proceeds to the Company totaling approximately $0.0 million and $0.4 million, respectively.

December 2024 Offering and Warrant Issuance

In December 2024, the Company closed on an offering (the “December 2024 Offering”) of 193,581 shares of common stock at a price of $47.60 per share with accompanying warrants to purchase up to 193,581 shares of common stock, which initially had an exercise price of $59.50 per share (the “Warrants”). Pursuant to the re-pricing mechanism contained in the Warrants, the exercise price of the Warrants was reduced to $4.35 to match the lowest VWAP of our common stock during the eleven (11) trading days commencing five (5) trading days immediately preceding the Share Consolidation and ending five (5) trading days immediately following the Share Consolidation. As discussed in Note 4, the Company recorded a liability at fair value related to the issuance of the Warrants, with changes in fair value each reporting period recognized as a component of other income (loss) in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value of the warrant liability as of June 30, 2026 was determined using the adjusted exercise price of $4.35. The accompanying Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 193,581 Warrants outstanding and exercisable at June 30, 2026.

2020 Equity Incentive Plan

Under the 2020 Equity Incentive Plan (the “2020 Plan”), the Company may grant awards of common stock to the Company’s employees, consultants and non-employee directors pursuant to option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards and other stock-based awards. As of June 30, 2026 and December 31, 2025, the total number of common shares authorized for issuance under the 2020 Plan was 276,246 and 245,477, respectively. On January 1st of each year, commencing with the first January 1st following the effective date of the 2020 Plan, the shares authorized for issuance under the 2020 Plan shall be increased by the number of shares equal to the lesser of 4% of the total number of shares outstanding on the immediately preceding December 31st and such lesser number of shares determined by the Company’s board of directors. The maximum term of the options granted under the 2020 Plan is no more than ten years. Awards under the 2020 Plan generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service as an employee, non-employee director, or independent contractor.

Stock-based compensation expense recognized for all equity awards under the 2020 Plan for the three and six months ended June 30, 2026 and 2025 has been reported in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$135	$567	$457	$1,342
General and administrative	484	810	1,118	1,680
Total	$619	$1,377	$1,575	$3,022

Restricted Stock Units

The following table summarizes RSU activity under the 2020 Plan for the six months ended June 30, 2026:

	Number of Shares	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2025	49,254	$58.95
Granted	30,120	$8.57
Vested	(12,939)	$43.97
Forfeited	(9,031)	$54.02
Outstanding at June 30, 2026	57,404	$36.67

As of June 30, 2026, total unrecognized stock-based compensation expense for RSUs was $1.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

Stock Options

The following table summarizes stock option activity under the 2020 Plan for the six months ended June 30, 2026:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted -Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	117,703	$393.71	6.43	$—
Forfeited	(3,417)	$198.71
Expired	(227)	$785.66
Balance at June 30, 2026	114,059	$388.45	5.07	$—
Vested and expected to vest at June 30, 2026	114,059	$388.45	5.07	$—
Exercisable at June 30, 2026	105,840	$404.00	4.94	$—

As of June 30, 2026, total unrecognized stock-based compensation cost for unvested common stock options was $1.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.7 years. There were no stock options granted during the six months ended June 30, 2026. The total fair value of options vested during the six months ended June 30, 2026 was $1.0 million. Upon option exercise, the Company issues new shares of its common stock.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. As of June 30, 2026 and December 31, 2025, a total of 77,008 shares and 60,717 shares, respectively, of common stock were authorized for issuance under the ESPP. The number of shares of common stock authorized for issuance will automatically increase on January 1 of each calendar year, from January 1, 2021 through January 1, 2030 by the least of (i) 1.0% of the total number of common shares of our common stock outstanding on December 31 of the preceding calendar year (calculated on a fully diluted basis), (ii) 18,593 common shares or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The Company issued 800 and 2,709 of common stock under the ESPP during the six months ended June 30, 2026 and 2025. As of June 30, 2026, 59,278 shares of common stock remained available for issuance under the ESPP. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2026 and 2025 was immaterial.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	June 30, 2026	December 31, 2025
Warrants for the purchase of common stock	193,581	193,581
Common stock options and restricted stock units issued and outstanding	171,463	166,257
Awards available for future issuance under the 2020 Plan	39,200	26,013
Awards available for future issuance under the ESPP	59,278	43,786
Shares available for future conversions of PPAs	—	136,923
Total common stock reserved for future issuance	463,522	566,560

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

The Company did not recognize any revenue related to the collaboration agreement with BeOne during the three and six months ended June 30, 2026 and 2025. The Company had a $19.8 million liability to licensor as of June 30, 2026 and December 31, 2025.

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

In accordance with Topic 606, the Company determined the transaction price of the agreement is limited to the up-front payment received, and excluded the variable consideration of development and sale milestone payments and royalties as they were fully constrained. As part of the Company’s evaluation of the milestone constraints, the Company determined the achievement of such milestones are contingent upon success in future developments, regulatory approvals and commercial activities, which are not within its control and are uncertain at this stage. Variable consideration related to royalties would be recognized when the related sales occur. Further, the Company determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer.

Management determined that the transfer of the License did not meet any of the criteria for recognizing revenue over time, and therefore revenue was recognized at the point in time that the Context License Agreement was executed and the License was transferred to Context. Additional revenue was recognized for development milestone payment received in November 2025.

On May 14, 2026, the Company entered into a First Amendment (the “Context Amendment”) to the Context License Agreement, by and between the Company and Context. Under the terms of the Context Amendment, and in full consideration for the amended license rights described below, Context agreed to pay to the Company: (i) $4,500,000, payable within five (5) business days of the effective date of the Context Amendment, and (ii) $2,000,000, payable by August 1, 2026 (together, the “Amendment Consideration”).

The Amendment Consideration was recognized as revenue during the three and six months ended June 30, 2026 as all performance obligations had been previously satisfied. The Amendment Consideration represents consideration for the modification of the existing licensing arrangement and the elimination of future milestone and royalty payment obligations under the Context License Agreement. Accordingly, the Company accounted for the Context Amendment in accordance with ASC 606 contract modification guidance and recognized $6.5 million of revenue. The Amendment Consideration satisfies in full any and all milestone and royalty payment obligations contemplated by the Context License Agreement. In addition, the Context Amendment modified the license granted to Context such that it became irrevocable, exclusive, royalty-free, fully paid-up and non-terminable, and removed any and all diligence obligations with respect to Context.

The Company did not recognize any revenue related to the Context License Agreement for the three and six months ended June 30, 2025.

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

For the three and six months ended June 30, 2026, the Company recognized $1.0 million in expense related to the transactions with Himalaya. For the three and six months ended June 30, 2025, the Company did not recognize any expense related to the transactions with Himalaya. As of June 30, 2026, the Company had $0.3 million due to Himalaya.

BA 3021 SPV, LLC

BA 3021 SPV LLC, a Delaware limited liability company (the “SPV”), was incorporated in December 2025. However, the Company has not yet completed the legal steps required to form the new entity as a wholly owned subsidiary, and the new entity has not issued any common units or finalized its limited liability company agreement as of June 30, 2026. The Company determined that BioAtla is the primary beneficiary of the SPV as of December 31, 2025 and June 30, 2026.

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

12. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company is a clinical-stage biopharmaceutical company and has not generated any product revenue from its CAB antibody-based products. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its CAB products. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net income or loss that also is reported on the condensed consolidated statements of operations and comprehensive income (loss) as net income (loss), and cash used in operations.

The following table provides R&D expenses by program with a reconciliation to net income (loss) for the periods indicated, which are regularly reviewed by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Collaboration and other revenue	$6,500	$—	$6,500	$—
Program expenses:
BA3182 (CAB EpCAM x CAB CD3)	$322	$2,136	$2,141	$3,076
Other CAB Programs	2,031	8,032	2,044	14,300
Total program expenses	2,353	10,168	4,185	17,376
Personnel and related	481	2,145	2,248	5,603
Equity-based compensation	135	567	457	1,342
Facilities and other	373	804	1,034	1,718
Total research and development expenses	3,342	13,684	7,924	26,039
General and administrative expenses
Personnel and related	727	1,577	1,910	3,680
Equity-based compensation	485	810	1,119	1,680
Facilities and other	1,719	2,576	4,628	4,862
Total general and administrative expenses	2,931	4,963	7,657	10,222
Interest and other income (expense)	225	(64)	3,189	2,216
Net income (loss) and comprehensive income (loss)	$452	$(18,711)	$(5,892)	$(34,045)

13. Subsequent Events

The Company has completed an evaluation of all subsequent events through August 13, 2026 for the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 to ensure these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. Except as described below or elsewhere in these condensed consolidated financial statements, the Company has concluded that no subsequent event has occurred that requires disclosure.

In connection with the Context Amendment, the Company received the additional $2.0 million payment from Context that was due by August 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A, filed with the SEC on April 29, 2026 (together, the “Annual Report”). In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report, and the caption “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. We reported net income of $0.5 million and a net loss of $5.9 million for the three and six months ended June 30, 2026, compared to net losses of $18.7 million and $34.0 million for the three and six months ended June 30, 2025. As of June 30, 2026, we had an accumulated deficit of $551.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of clinical development of our product candidates. During the year ended December 31, 2025, we implemented certain initiatives to lower cost and extend our cash runway, including a restructuring in March 2025 that included a 30% workforce reduction, and a reduction in our lease footprint by almost half in June 2025. Additionally, in March 2026 we implemented a restructuring plan that included a 70% workforce reduction. We expect our expenses to decrease in the near term as a result of the March 2026 workforce reduction, cost containment measures and capital preservation initiatives discussed above.

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

As of June 30, 2026, our cash and cash equivalents totaled approximately $1.5 million. On May 14, 2026, we entered into a First Amendment (the "Context Amendment") to that certain License Agreement, dated September 23, 2024 (the "Context License Agreement"), by and between us and Context Therapeutics, Inc., a Delaware corporation ("Context"). Under the terms of the Context Amendment, and in full consideration for the amended license rights in the Context Amendment, we received $4,500,000 upfront from Context and the additional $2,000,000 that was due by August 1, 2026.

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

In May 2026, in connection with the Context Amendment, we received $4.5 million. We subsequently received the additional $2.0 million that was due by August 1, 2026. We recognized $6.5 million in revenue during the three and six months ended June 30, 2026, related to these payments under the Context License Agreement. We did not recognize any revenue during the three and six months ended June 30, 2025, related to the Context License Agreement.

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

We expect our research and development expenses to decrease in the near term due to cost containment measures and capital preservation initiatives discussed above. However, research and development could increase upon initiation of new clinical trials, including registrational trials for our lead product candidates. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. Successful product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, to the extent that our product candidates continue to advance into clinical trials, including larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, the quality and consistency in their manufacture, investment in our clinical programs and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects and programs or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Collaboration and other revenue	$6,500	$—	$6,500
Operating expenses:
Research and development	$3,342	$13,684	$(10,342)
General and administrative	2,931	4,963	(2,032)
Total operating expenses	6,273	18,647	(12,374)
Income (loss) from operations	227	(18,647)	18,874
Other income (expense):
Interest income	16	233	(217)
Gain (loss) on warrant liability	220	(297)	517
Other expense	(11)	—	(11)
Total other income (expense)	225	(64)	289
Consolidated net income (loss) and comprehensive income (loss)	$452	$(18,711)	$19,163

Collaboration and other revenue

Collaboration and other revenue was $6.5 million and $0.0 million during the three months ended June 30, 2026 and 2025, respectively. The $6.5 million increase was due to amounts due under the Context Amendment in the current quarter.

Research and development expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
External expenses:
BA3182 (CAB EpCAM x CAB CD3)	$322	$2,136	(1,814)
Other CAB Programs	2,031	8,032	(6,001)
Total external expenses	2,353	10,168	(7,815)
Personnel and related	481	2,145	(1,664)
Equity-based compensation	135	567	(432)
Facilities and other	373	804	(431)
Total research and development expenses	$3,342	$13,684	$(10,342)

Research and development expenses were $3.3 million and $13.7 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of approximately $10.3 million was primarily driven by a $8.8 million decrease in program development costs due to completion of our Phase 2 trials for mecbotamab vedotin, ozuriftamab vedotin, and evalstotug. The remaining decrease in research and development expense is due to a $2.1 million decrease in personnel related expense, including stock-based compensation, primarily due to our reduction in force in March 2026, and a $0.4 million decrease in facilities and other allocated costs. This was offset by a $1.0 million increase in related party expense incurred in connection with the Context Amendment in May 2026.

General and administrative expense

General and administrative expenses were $2.9 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of approximately $2.0 million was primarily driven by a $1.2 million decrease in personnel related expense, including stock-based compensation, primarily due to our reduction in force in March 2026, a $0.8 million decrease in professional fees primarily related to the Company’s intellectual property portfolio, offset by a $0.4 million increase in advisor fees related to closing the Context Amendment in May 2026. The remaining $0.4 million decrease is related to facility and other allocated costs.

Interest income

Interest income was $0.0 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $0.2 million was primarily due to lower cash and cash equivalents compared to the same period in 2025.

Gain (loss) on warrant liability

Gain on warrant liability was $0.2 million for the three months ended June 30, 2026, as compared to a loss on warrant liability of $0.3 million for the three months ended June 30, 2025. The increase of $0.5 million was due to the change in fair value of the warrants which were issued in December 2024 and are adjusted to fair value at each period, including the impact of an adjustment to the warrant exercise price related to the Share Consolidation which became effective in April 2026.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)
Collaboration and other revenue	$6,500	$—	$6,500
Operating expenses:
Research and development	7,924	$26,039	$(18,115)
General and administrative	7,657	10,222	(2,565)
Total operating expenses	15,581	36,261	(20,680)
Loss from operations	(9,081)	(36,261)	27,180
Other income (expense):
Interest income	53	633	(580)
Gain on warrant liability	2,894	1,583	1,311
Gain on PPAs liability	273	—	273
Other expense	(31)	—	(31)
Total other income	3,189	2,216	973
Net loss and comprehensive loss	$(5,892)	$(34,045)	$28,153

Collaboration and other revenue

Collaboration and other revenue was $6.5 million and $0.0 million during the six months ended June 30, 2026 and 2025, respectively. The $6.5 million increase was due to amounts due under the Context Amendment in the current quarter.

Research and development expense

The following table summarizes our research and development expenses allocated by CAB program for the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)
External expenses:
BA3182 (CAB EpCAM x CAB CD3)	$2,141	$3,076	$(935)
Other CAB Programs	2,044	14,300	(12,256)
Total external expenses	4,185	17,376	(13,191)
Personnel and related	2,248	5,603	(3,355)
Equity-based compensation	457	1,342	(885)
Facilities and other	1,034	1,718	(684)
Total research and development expenses	$7,924	$26,039	$(18,115)

Research and development expenses were $7.9 million and $26.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of approximately $18.1 million was primarily driven by a $14.2 million decrease in program development costs due to completion of our Phase 2 trials for mecbotamab vedotin, ozuriftamab vedotin, and evalstotug, a $4.2 million decrease in personnel related expense, including stock-based compensation, primarily due to workforce reductions in March 2025 and March 2026, a lower bonus expense in 2026, and a $0.7 million decrease in facilities and other allocated costs. This was offset by a $1.0 million increase in related party expense incurred in connection with the Context Amendment in May 2026.

General and administrative expense

General and administrative expenses were $7.7 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of approximately $2.5 million was primarily driven by a $2.3 million decrease in personnel expense, including stock-based compensation, primarily due to workforce reductions in March 2025 and March 2026, and lower bonus expense in 2026, a $0.5 million decrease in professional fees primarily related to the Company’s intellectual property portfolio, and a $0.4 million decrease in facility and other allocated costs. This was offset by a $0.4 million increase in advisor fees related to closing the Context Amendment in May 2026, and a $0.3 million increase in fees related to the Company’s efforts to maintain compliance with Nasdaq listing requirements including the share consolidation that became effective in April 2026.

Interest income

Interest income was $0.1 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $0.5 million was primarily due to lower cash and cash equivalents compared to the same period in 2025.

Gain on warrant liability

Gain on warrant liability was $2.9 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $1.3 million was due to the change in fair value of the warrants which were issued in December 2024 and are adjusted to fair value at each period, including the impact of an adjustment to the warrant exercise price related to the share consolidation which became effective in April 2026.

Gain on PPAs liability

Gain on PPAs liability was $0.3 million for the six months ended June 30, 2026 compared to zero for the six months ended June 30, 2025. The gain of $0.3 million was due to the change in fair value for our pre-paid agreement liability which was initiated in November 2025 and has been fully converted into common stock as of March 2026.

Liquidity and Capital Resources

We have incurred aggregate net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since July 2020, we have funded our operations primarily through the issuance of equity. As of June 30, 2026, we had cash and cash equivalents of $1.5 million.

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

In November 2025, we also entered into the Standby Equity Purchase Agreement (the “SEPA”) with Yorkville pursuant to which we have the right to sell to Yorkville up to $15.0 million of shares of common stock (the “Commitment Amount”), subject to certain limitations and conditions set forth in the SEPA, during the 36 months beginning November 20, 2025 (such shares, the “SEPA Shares”). Sales of the SEPA Shares to Yorkville and the timing of any such sales, if elected to be utilized by us at a future date, are at our option, and we are under no obligation to sell any SEPA Shares to Yorkville. As consideration for Yorkville’s commitment to purchase the SEPA Shares, we agreed to pay to Yorkville a commitment fee equal to 2.00% of the Commitment Amount, or $300,000, which was satisfied by the issuance to Yorkville of an aggregate of 4,868 shares of common stock (the “Commitment Shares”). As of June 30, 2026, 48,092 SEPA Shares had been sold under the SEPA, with gross proceeds to the Company totaling approximately $0.4 million.

In December 2024, we closed on an offering (the “December 2024 Offering”) that included warrants to purchase up to 193,581 shares of common stock, which initially had an exercise price of $59.50 per share (the “Warrants”) subject to certain adjustments including for reverse stock splits and share consolidations. As a result of the April 6, 2026 Share Consolidation and pursuant to the re-pricing mechanism contained in the Warrants, the exercise price of the Warrants was adjusted to $4.35 to match the lowest VWAP of our common stock during the eleven (11) trading days commencing five (5) trading days immediately preceding the Share Consolidation and ending five (5) trading days immediately following the Share Consolidation. The Warrants became exercisable on June 20, 2025 and will expire five years from the date of initial exercisability. There were 193,581 Warrants outstanding and exercisable at June 30, 2026.

On May 14, 2026, we entered into the Context Amendment. Under the terms of the Context Amendment, and in full consideration for the amended license rights described below, we received $4.5 million upfront from Context and the additional $2.0 million that was due by August 1, 2026 (together, the "Amendment Consideration"). The Amendment Consideration satisfies in full any and all milestone and royalty payment obligations contemplated by the Context License Agreement. Among other modifications to the Context License Agreement, under the terms of the Context Amendment, the license granted to Context under the Context License Agreement is amended to be irrevocable, exclusive, royalty-free, fully paid-up and non-terminable, and any and all diligence obligations with respect to Context are removed.

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

To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. We may also have to forego future revenue streams of research programs at an earlier stage of development or on less favorable terms than we would otherwise choose, or have to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, market volatility resulting from a variety of causes, including recent and future government shutdowns, tariffs and trade disputes with other countries, inflation, high interest rates, growing recession risks, supply chain disruptions, and geopolitical tensions and disruptions, including the US and EU sanctions on Russian oil and gas, the ongoing conflict between Russia and Ukraine, the wars between Israel and the terrorist groups Hamas and Hezbollah, geopolitical instability in Venezuela and the conflict in Iran, could adversely impact our ability to access capital as and when needed. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent we issue additional shares of common stock or other equity or convertible debt securities in the future, there will be further dilution to our investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, acquiring other businesses, products or technology, or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through additional reductions in staff and delay, scale back or stop certain research and development programs.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,686)	$(30,408)
Financing activities	112	(431)
Net decrease in cash and cash equivalents	$(5,574)	$(30,839)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was $5.7 million, which consisted of a net loss of $5.9 million, a net change of $1.7 million in our operating assets and liabilities and $1.5 million of non-cash transactions. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $3.4 million, an increase in operating lease ROU asset and lease liability of $0.1 million, and a decrease in prepaid expenses and other assets of $0.2 million, offset by an increase in accounts receivable of $2.0 million. The non-cash transactions primarily consisted of $2.9 million related to the change in fair value of the warrant liability and $0.3 million related to the change in fair value of the PPAs liability, offset by $1.6 million of stock-based compensation and non-cash charges of $0.1 million related to depreciation and amortization.

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

Cash provided by (used in) financing activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2026, consisting primarily of proceeds from issuance of common stock under the SEPA of $0.4 million, offset by the payment of financing costs in connection with the PPAs and SEPA of $0.3 million.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2026.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current and future product candidates. Our net losses were $59.6 million and $69.8 million for the years ended December 31, 2025 and 2024, respectively. For the six months ended June 30, 2026 and 2025, our net losses were $5.9 million and $34.0 million, respectively. As of June 30, 2026, we had an accumulated deficit of $551.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We do not expect to generate meaningful revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. In the near term, we expect that these expenses will begin to decrease as we complete certain clinical trials, however, these expenses, and the potential for losses, may generally increase as we progress our lead product candidates through the regulatory approval process. We also expect that our expenses will vary as a result of macroeconomic factors, including inflation. For example, recently, several of our vendors have passed along price increases they have experienced in their own business as a result of inflation.

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

As of June 30, 2026, we had approximately $1.5 million in cash and cash equivalents. Based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents are not sufficient to fund our ongoing operations for a period of at least twelve months from the date the condensed consolidated financial statements included in this report are issued, and these circumstances raise substantial doubt about our ability to continue as a going concern. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation (“MFN”) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN pricing demonstration models under Medicare Part B and Part D. If these rules or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs that were reduced by MFN pricing. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and the FDA authorized the first such plan in Florida in January 2024, which has been extended until November 2026. In June 2026, FDA authorized Colorado’s importation plan. It is unclear whether these programs will be extended, how they will be implemented, including which drugs will be chosen, and whether they will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

We do some business with companies in China, and it is possible some of our contractual counterparties could be impacted by the legislation targeting China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which was recently signed into law in December 2025, that prohibits U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract as well as authorize the U.S. government to name additional Chinese “biotechnology companies of concern.” The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from “biotechnology companies of concern” in the performance of any federal prime contract or subcontract. The Office of Management and Budget (“OMB”) of the U.S. Government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. Government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent, and successor entities of the foregoing. We are currently party to agreements with WuXi Biologics and WuXi XDC Hong Kong for certain development and manufacturing services. WuXi AppTec is currently designated on the 1260H List, but neither WuXi Biologics nor WuXi XDC Hong Kong are currently designated on the 1260H List. WuXi Biologics was previously explicitly named as a “biotechnology company of concern” in prior versions of the BIOSECURE Act.” In addition, the BIOSECURE Act provides a grandfathering period of five years for entities that are designated by the U.S. Government; however, entities identified on the 1260H List are not eligible for such grandfathering period. It is possible for the legislation to be amended. If this law, or similar laws that are passed impact Chinese biotechnology manufacturing companies that may be or may become contractors of ours or provide biotechnology equipment or services in the manufacture of our products or products candidates, we may be restricted in our ability to work with such Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships. While we believe we will be able to identify and contract with such alternative CMOs, we cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. In addition, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates. Such events could result in our clinical or commercial supply, packaging and other services being interrupted or limited, which could harm our business.

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

As of June 30, 2026, executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 26.1% of our outstanding common stock. More specifically, Jay M. Short, Ph.D, our Chairman and Chief Executive Officer, together with his spouse, beneficially own approximately 5.4%, of our outstanding common stock, as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

First Amendment to EXUMA License Agreement

On August 12, 2026 (the “Effective Date”), we entered into the First Amendment (the “First Amendment”) to the Amended and Restated Exclusive License Agreement, dated November 22, 2019 (the “EXUMA License Agreement”), with EXUMA Biotech Corp. (formerly F1 Oncology, Inc.), a Delaware corporation (“EXUMA”), covering certain CAR-T therapies. Under the terms of the First Amendment, and in full consideration for the license and other rights granted by the Company under the EXUMA License Agreement, EXUMA has agreed to pay us $250,000 in immediately available funds within two (2) business days of the Effective Date (the “Amendment Pay-Off Amount”). The Amendment Pay-Off Amount satisfies in full any and all royalty payment obligations contemplated by the EXUMA License Agreement. Under the terms of the First Amendment, the exclusive license granted to EXUMA under the EXUMA License Agreement is amended to be royalty-free, fully paid-up, irrevocable, perpetual and non-terminable, and EXUMA shall be responsible for all Joint Patent (as defined in the EXUMA License Agreement) costs, whether currently outstanding or due in the future.

The above description of the First Amendment is qualified in its entirety by reference to the full text of the First Amendment, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	File/Furnished Herewith

10.1*	First Amendment to the License Agreement between BioAtla, Inc. and Context Therapeutics Inc., dated as of May 14, 2026	10-Q	001-39787	10.3	05-15-2026
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 2, 2026, by and between BioAtla, Inc. and BA Merger Sub, Inc.	8-K	001-39787	1.1	03-02-2026
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101

The following materials from BioAtla’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

BioAtla, Inc.

Date: August 13, 2026	By:	/s/ Jay M. Short, Ph.D.
Jay M. Short, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Christian Vasquez
Christian Vasquez
Chief Financial Officer (Principal Financial and Accounting Officer)